Form 10-Q
period 1995-06-30
DATRON SYSTEMS INC/DE
filed 1995-08-02
CIK 27116

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _______________

Commission File Number        0-7445

DATRON SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

	Delaware                            95-2582922
(State or other jurisdiction (I.R.S. Employer Identification No) of incorporation or organization)

304 Enterprise Street, Escondido, California            92029-1297
(Address of principal executive offices)                (zip code)

(619) 747-3734
(Registrant's telephone number, including area code)

_______________________________________________________________
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing
requirements for the past 90 days.
[ X ]   Yes    [   ]   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all
documents and reports required to be filed by Sections 12, 13 or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[    ]   Yes     [   ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 26, 1995, the Registrant had only one class of common stock, par value $0.01, of which there were 2,596,222 shares outstanding.

          		       PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

     		           DATRON SYSTEMS INCORPORATED
            CONSOLIDATED BALANCE SHEETS (In Thousands)


                                                    June 30,
                                                     1995       March 31,
                                                  (Unaudited)    1995
                                                  -----------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $894     $3,510
  Accounts receivable, net                            21,644     17,611
  Inventories                                          9,348     10,001
  Deferred income taxes                                2,579      2,579
  Prepaid expenses and other current assets              529        635
                                                     -------    -------
      Total current assets                            34,994     34,336
Property, plant and equipment, net                    14,039     14,155
Goodwill, net                                          6,915      6,977
Other assets                                             462        476
                                                     -------   --------
      Total assets                                   $56,410    $55,944
                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $7,023     $8,909
  Accrued expenses                                     4,529      5,740
  Customer advances                                    2,641      2,457
  Income taxes payable                                 2,101      2,551
  Current portion of restructuring reserve               438        438
                                                      ------    -------
      Total current liabilities                       16,732     20,095
Long-term debt                                         3,400       --
Restructuring reserve                                  2,049      2,144
Deferred income taxes                                    817        817
Other liabilities                                         51         23
                                                      ------     ------
      Total liabilities                               23,049     23,079
                                                      ------     ------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in June and March                                     31         31
  Additional paid-in capital                          10,466     10,587
  Retained earnings                                   25,805     25,390
  Treasury stock, at cost; 467,715 and 504,314
    shares in June and March, respectively            (2,697)    (2,979)
  Stock option plan and stock purchase plan notes
    receivable                                          (244)      (164)
                                                     -------    -------
      Total stockholders' equity                      33,361     32,865
                                                     -------    -------
      Total liabilities and stockholders' equity     $56,410    $55,944
                                                     =======    =======
See notes to consolidated financial statements.

             			DATRON SYSTEMS INCORPORATED
	      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	        (In thousands, except per-share amounts)

                                                  Three Months Ended
                                                      June 30,
                                                    1995      1994
                                                  -------  -------
Net sales                                         $14,356  $12,132
Cost of sales                                       8,996    7,992
                                                  -------  -------
Gross profit                                        5,360    4,140

Selling, general and admin.                         3,694    3,141
Research and development                              995      334
                                                   ------  -------
Operating income                                      671      665

Interest expense                                      (15)     (37)
Interest income                                        13       13
                                                   ------- -------
Income before income taxes                            669      641

Income taxes                                          254      248

                                                   ------- -------
Net income                                           $415     $393
                                                   ======= =======

Net income per share                                $0.16    $0.15
                                                   ======= =======
Weighted average number of
  common and common equivalent
  shares outstanding                                2,648    2,583
                                                   ======= =======
See notes to consolidated financial statements.

            		      DATRON SYSTEMS INCORPORATED
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              			    (In thousands)

                                                       Three Months Ended
                                                            June 30,
                                                        1995       1994
                                                       ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $415       $393
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                        713        497
    Restructuring                                        (95)      (241)
    Changes in operating assets and liabilities:
      Accounts receivable                             (4,033)     1,816
      Inventories                                        653     (2,304)
      Deferred income taxes                              ---        160
      Prepaid expenses and other assets                  101       (485)
      Accounts payable and accrued expenses           (3,097)       180
      Customer advances                                  184     (1,696)
      Income taxes payable                              (450)      (156)
      Other liabilities                                   28       (400)
                                                     -------    -------
Net cash used in operating activities                 (5,581)    (2,236)
                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (516)      (870)
                                                     -------    --------
Net cash used in investing activities                   (516)      (870)
                                                     -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             3,400      1,200
Stock options exercised                                  212        110
Purchase of treasury stock                               (51)       ---
Payment advanced against stock option
  plan note receivable                                   (80)       ---
                                                     -------    -------
Net cash provided by financing activities              3,481      1,310
                                                     -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                 (2,616)    (1,796)
Cash and cash equivalents at beginning of period       3,510      1,955
                                                      ------    -------
Cash and cash equivalents at end of period              $894       $159
                                                      ======    =======
See notes to consolidated financial statements.


                        Datron Systems Incorporated
           Notes to Consolidated Financial Statements (Unaudited)


1.      Basis of Presentation

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1995.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 1995 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1995 has been derived from audited financial statements.


2.      Income per Share

Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plan.


3.      Accounts Receivable

At June 30, 1995 and March 31, 1995, accounts receivable were as follows:

                                 June 30,        March 31,
                                  1995             1995
                                 ---------     -----------
Billed                          $12,004,000    $ 7,363,000
Unbilled                          9,812,000     10,495,000
                                -----------    -----------
Subtotal                         21,816,000     17,858,000
Allowance for
 doubtful accounts                 (172,000)      (247,000)
                                -----------    -----------
Total                           $21,644,000    $17,611,000
                                ===========    ===========

4.      Inventories

At June 30, 1995 and March 31, 1995, inventories were as follows:

                                  June 30,        March 31,
                                    1995           1995
                                 ----------      ----------
Raw materials                    $4,021,000      $ 4,038,000
Work-in-process                   3,832,000        3,779,000
Finished goods                    1,495,000        2,184,000
                                 ----------      -----------
Total                            $9,348,000      $10,001,000
                                 ==========      ===========

5.      Property, Plant and Equipment

At June 30, 1995 and March 31, 1995, property, plant and equipment was as follows:

                                 June 30,                March 31,
                                  1995                    1995
                                ----------              ----------
Land and buildings              $8,441,000              $ 8,406,000
Leasehold improvements             733,000                  706,000
Machinery and equipment         11,943,000               11,627,000
Furniture and office
  equipment                      1,450,000                1,365,000
Construction-in-process            456,000                  404,000
                                ----------               ----------
Subtotal                        23,023,000               22,508,000
Accumulated depreciation and
  amortization                  (8,984,000)              (8,353,000)
                               -----------              -----------
Total                          $14,039,000              $14,155,000
                               ===========              ===========


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") reports operations in two business segments:
Communication Products and Services (formerly called the Radio Communication Products business segment), and Antenna and Imaging Systems (formerly called the Antenna and Satellite Communication Systems business segment). The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories. It recently introduced private international telephone service and began carrying satellite paging traffic. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas, and provides ground station hardware, software and image processing systems for the remote sensing market.


Results of Operations

Net income for the first quarter of fiscal 1996 was $415,000 or $0.16 per share compared with net income of $393,000 or $0.15 per share in the first quarter of fiscal 1995, an increase of 6%. Net sales in the first quarter of fiscal 1996 were $14,356,000, an 18% increase over first quarter sales last fiscal year of $12,132,000. The increase in sales was primarily due to sales of remote sensing products by the Company's International Imaging Systems division, which was acquired in August 1994. The increase in net income was lower than the increase in sales because of a significant increase in research and development expenditures in the recent quarter, most of which related to expanded development programs for Direct Broadcast Satellite (DBS) TV antennas and remote sensing.

Operating results for each business segment were as follows:

Communication Products and Services

                                  Three Months Ended
                                       June 30,
                                  1995          1994
                                ----------    ----------
Net sales                      $5,078,000    $4,484,000
                               ===========    ==========
Gross profit                   $1,576,000    $1,749,000
                               ===========    ==========
Operating income               $  198,000    $  260,000
                               ===========    ==========

Sales of Communication Products and Services increased 13% in the first quarter of fiscal 1996 compared with the first quarter of fiscal 1995. The increase resulted from improved sales of standard radio products.

Gross profit percentage on sales of Communication Products and Services was 31.0% in the first quarter of fiscal 1996 compared with 39.0% in the first quarter last fiscal year. The decrease was primarily due to a less favorable sales mix of products and services in the recent quarter and to higher overhead costs.

Operating income percentage from sales of Communication Products and Services was 3.9% in the first quarter of fiscal 1996 compared with 5.8% in the first quarter last fiscal year. The decrease resulted primarily from lower gross profits and higher international selling expenses. This segment is developing new markets for its communication systems and services. That activity, which is expected to continue for the next few quarters, requires initial expenditures that do not result in immediate sales and accordingly reduce operating income. As a result, operating income percentages for the next few quarters will likely be lower than they were for comparable periods last fiscal year.

Antenna and Imaging Systems

                                  Three Months Ended
                                        June 30,
                                   1995           1994
                                 ---------      ---------
Net sales                      $9,278,000      $7,648,000
                               ===========      ==========
Gross profit                   $3,784,000      $2,391,000
                               ===========      ==========
Operating income               $  855,000      $  851,000
                               ===========      ==========

Sales of Antenna and Imaging Systems products increased 21% in the first quarter of fiscal 1996 compared with the first quarter of fiscal 1995. The increase was primarily due to sales of remote sensing image processing products by this segment's International Imaging Systems division, which was acquired in August 1994.

Gross profit percentage on sales of Antenna and Imaging Systems products was 40.8% in the first quarter of fiscal 1996 compared with 31.3% in the first quarter last fiscal year. The increase was primarily due to lower manufacturing costs associated with a more favorable mix of profitable contracts.

Operating income percentage from sales of Antenna and Imaging Systems products was 9.2% in the first quarter of fiscal 1996 compared with 11.1% in the first quarter last fiscal year. The decrease resulted from higher research and development expenditures and from higher international selling expenses associated with the products of International Imaging Systems, partially offset by higher gross profits.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,694,000 in the first quarter of fiscal 1996, an 18% increase compared with first quarter of fiscal 1995 expenses of $3,141,000. The increase was primarily due to higher selling expenses associated with the Company's focus on international markets in both segments of its business and to selling expenses associated with the products of International Imaging Systems.

Research and development expenses were $995,000 in the first quarter of fiscal 1996 compared with $334,000 in the first quarter last fiscal year. The 198% increase resulted from an acceleration of development programs for DBS TV antennas for commercial aviation, recreational vehicles and long-haul trucks, and for remote sensing services to the agricultural community. The Company believes the markets for these new products and services are nearing the commercialization stage.

Order backlog at June 30 was as follows:

                                        1995          1994
                                      ----------   ----------
Communication Products and Services   $ 5,877,000  $ 8,381,000
Antenna and Imaging Systems            22,466,000   37,997,000
                                      -----------  -----------
  Total                               $28,343,000  $46,378,000
                                      ===========  ===========

The 30% decrease in Communication Products and Services backlog and the 41% decrease in Antenna and Imaging Systems backlog at June 30, 1995 resulted primarily from continued delays in receipt of several anticipated international orders for communication products and remote sensing systems. One of those delayed orders, an $8.8 million remote sensing satellite image processing facility for use in the Middle East, was received in July 1995.


Liquidity and Capital Resources

At June 30, 1995, working capital was $18,262,000 compared with $14,241,000 at March 31, 1995, an increase of $4,021,000 or 28%.
Major changes affecting working capital during this period were the following: accounts receivable increased $4,033,000 due to strong June sales and slower collections; inventories decreased $653,000 in response to lower than expected new order bookings; and accounts payable and accrued expenses decreased $3,097,000 as payments were made for expenses associated with large fourth quarter fiscal 1995 sales. As a result of these changes, cash decreased $2,616,000 and the Company borrowed $3,400,000 from its bank to meet the additional cash requirement.

Capital equipment expenditures were $516,000 during the first three months of fiscal 1996 compared with $870,000 in the first three months last fiscal year. The decrease was primarily due to lower purchases of equipment for the Communication Products and Services business segment.

At June 30, 1995, the Company had a $23,535,000 revolving line of credit with its bank that contains a $15,000,000 credit limit for the issuance of letters of credit and an $8,535,000 credit limit for direct working capital advances. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

PART II -- OTHER INFORMATION


Item 2.  Changes in Securities.

Pursuant to a business loan agreement with a bank, the Company must comply with certain financial covenants. The agreement also prohibits the Company from declaration or payment of dividends or other distributions on the Company's stock, except under certain conditions specified in the agreement. The Company is in compliance with both requirements.



Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:  None

(b)     Reports on Form 8-K:

	No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DATRON SYSTEMS INCORPORATED

Date:  August 2, 1995            By: /s/ WILLIAM L. STEPHAN
                                     William L. Stephan
                                     Vice President and Chief
                                      Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)