Form 10-Q
period 1995-09-30
DATRON SYSTEMS INC/DE
filed 1995-11-01
CIK 27116

UNITED STATES
				       SECURITIES AND EXCHANGE COMMISSION
						           Washington, D.C. 20549

              								FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1995

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ______________ to __________________

Commission File Number:        0-7445

DATRON SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

   Delaware                                       95-2582922
(State or other jurisdiction    (I.R.S. Employer Identification No)
of incorporation or organization)

304 Enterprise Street, Escondido, California     92029-1297
Address of principal executive offices)         (zip code)

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

As of October 30, 1995, the Registrant had only one class of common stock, par value $0.01, of which there were 2,597,542 shares outstanding.

		       PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.

				               DATRON SYSTEMS INCORPORATED
				               CONSOLIDATED BALANCE SHEETS
						                  (In Thousands)
                                 										         Sept 30,   March 31
											                                           1995       1995
											                                          --------   --------
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents                             $110     $3,510
  Accounts receivable, net                            21,739     17,611
  Inventories                                         11,287     10,001
  Deferred income taxes                                2,579      2,579
  Prepaid expenses and other current assets              476        635
											                                         --------   --------
      Total current assets                            36,191     34,336
Property, plant and equipment, net                    13,730     14,155
Goodwill, net                                          6,855      6,977
Other assets                                             441        476
											                                         --------   --------
      Total assets                                   $57,217    $55,944
											                                         ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $8,855     $8,909
  Accrued expenses                                     4,989      5,740
  Customer advances                                    2,162      2,457
  Income taxes payable                                 2,554      2,551
  Current portion of restructuring reserve               438        438
											                                         --------   --------
      Total current liabilities                       18,998     20,095
Long-term debt                                         1,200        ---
Restructuring reserve                                  1,949      2,144
Deferred income taxes                                    817        817
Other liabilities                                         45         23
											                                         --------   --------
      Total liabilities                               23,009     23,079
											                                         --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in September and March                                31         31
  Additional paid-in capital                          10,463     10,587
  Retained earnings                                   26,645     25,390
  Treasury stock, at cost; 466,395 and 504,314
    shares in September and March, respectively       (2,687)    (2,979)
  Stock option plan and stock purchase plan notes rec   (244)      (164)
											                                          --------   --------
      Total stockholders' equity                      34,208     32,865
                                   											       --------   --------
      Total liabilities and stockholders' equity     $57,217    $55,944
											                                          ========   ========
See notes to consolidated financial statements.

				              DATRON SYSTEMS INCORPORATED
     			CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
						               (In thousands)

                                     										       Six Months Ended
												                                           September 30,
												                                           1995       1994
											                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $1,255     $1,166
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                      1,445      1,061
    Restructuring                                       (195)      (408)
    Changes in operating assets and liabilities:
      Accounts receivable                             (4,128)    (1,610)
      Inventories                                     (1,286)    (3,279)
      Deferred income taxes                              ---        160
      Prepaid expenses and other assets                  158        203
      Accounts payable and accrued expenses             (805)     2,321
      Customer advances                                 (295)    (3,057)
      Income taxes payable                                 3        247
      Other liabilities                                   22       (425)
                                   											      ---------  ---------
Net cash used in operating activities                 (3,826)    (3,621)
											                                         ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (862)    (1,534)
Acquisition of business                                  ---       (415)
                                     											    ---------  ---------
Net cash used in investing activities                   (862)    (1,949)
											                                         ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             1,200      4,500
Stock options exercised                                  219        110
Purchase of treasury stock                               (51)       ---
Payment advanced against stock option
  plan note receivable                                   (80)       ---
                                    											    ---------  ---------
Net cash provided by financing activities              1,288      4,610
                                  											      ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                 (3,400)      (960)
Cash and cash equivalents at beginning of period       3,510      1,955
                                     										    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $110       $995
                                 											       =========  =========

See notes to consolidated financial statements.

        						      DATRON SYSTEMS INCORPORATED
			      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
				          (In thousands, except per-share amounts)


 							                        Three Months Ended    Six Months Ended
							                           September 30,         September 30,
								                          1995     1994         1995     1994
                        							------------------    ------------------

Net sales                        $17,445  $16,088      $31,801  $28,220
Cost of sales                     11,559   11,477       20,555   19,469
                        							------------------    ------------------
Gross profit                       5,886    4,611       11,246    8,751

Selling, general and admin.        3,809    2,934        7,503    6,075
Research and development             704      369        1,699      703
                        							------------------    ------------------
Operating income                   1,373    1,308        2,044    1,973

Interest expense                     (21)     (64)         (36)    (101)
Interest income                        6       (1)          19       12
                         							------------------    ------------------
Income before income taxes         1,358    1,243        2,027    1,884

Income taxes                         518      470          772      718
                        							------------------    ------------------

Net income                          $840     $773       $1,255   $1,166
                         						==================    ==================

Net income per share               $0.32    $0.30        $0.47    $0.45
                        							==================    ==================

Weighted average number of
  common and common equivalent
  shares outstanding               2,663    2,594        2,656    2,588
                        							==================    ==================

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at September 30, 1995 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1995 has been derived from audited financial statements.


2.      Income per Share

Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plan.


3.      Accounts Receivable

At September 30, 1995 and March 31, 1995, accounts receivable were as follows:

                                   						 September 30,     March 31,
											                                  1995              1995
										                                 ------------      -----------
Billed                                     $11,869,000       $ 7,363,000
Unbilled                                    10,042,000        10,495,000
											                                ------------      -----------
Subtotal                                    21,911,000        17,858,000
Allowance for doubtful accounts               (172,000)         (247,000)
											                                 -----------       -----------
Total                                      $21,739,000       $17,611,000
											                                 ===========       ===========

4.      Inventories

At September 30, 1995 and March 31, 1995, inventories were as follows:

				                                      September 30,     March 31,
									                                   1995             1995
                            								      ------------    -----------
Raw materials                              $5,266,000      $ 4,038,000
Work-in-process                             5,092,000        3,779,000
Finished goods                                929,000        2,184,000
								                                  ------------     -----------
Total                                     $11,287,000      $10,001,000
							                                   ============     ===========

5.      Property, Plant and Equipment

At September 30, 1995 and March 31, 1995, property, plant and equipment was as follows:

                               									  September 30,     March 31,
									                                     1995              1995
								                                  ------------     ----------
Land and buildings                        $8,443,000      $ 8,406,000
Leasehold improvements                       761,000          706,000
Machinery and equipment                   12,139,000       11,627,000
Furniture and office equipment             1,464,000        1,365,000
Construction-in-process                      537,000          404,000
									                                 ----------       ----------
Subtotal                                  23,344,000       22,508,000
Accumulated depreciation and
   amortization                           (9,614,000)      (8,353,000)
									                                 ----------       ----------
Total                                    $13,730,000      $14,155,000
									                                 ==========       ==========
6.      Long-Term Debt

On August 17, 1995, the Company increased the limit of its revolving credit line with its bank to $26,535,000, comprised of $18,000,000 for the issuance of letters of credit and $8,535,000 for direct working capital advances. Maturity of the credit line was extended to December 31, 1997 and interest payable on borrowings under the line of credit was reduced to the bank's prime rate plus 0.50% or to LIBOR plus 1.50%, at the option of the Company.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments:
Communication Products and Services (formerly called the Radio Communication Products business segment), and Antenna and Imaging Systems (formerly called the Antenna and Satellite Communication Systems business segment). The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas, and provides ground station hardware, software and image processing systems for the remote sensing market.

Results of Operations

Net income for the second quarter of fiscal 1996 increased 9% to $840,000 or $0.32 per share compared with net income of $773,000 or $0.30 per share in the second quarter of fiscal 1995. Net sales in the second quarter of fiscal 1996 were $17,445,000, an 8% increase from net sales of $16,088,000 in the second quarter last fiscal year. The increase in sales was primarily due to higher sales of radio products. The increase in net income resulted from higher gross profits on the higher sales, partially offset by increased selling expenses and research and development expenses.

Net income for the six months ended September 30, 1995 increased 8% to $1,255,000 or $0.47 per share, compared with net income of $1,166,000 or $0.45 per share for the comparable period last fiscal year. Net sales for the six months were $31,801,000, a 13% increase from net sales of $28,220,000 for the first six months last fiscal year. The increase in sales was primarily due to higher sales of radio products and to sales of remote sensing products by the Company's International Imaging Systems division, which was acquired in August 1994. The increase in net income resulted from higher gross profits on the higher sales, partially offset by increased selling expenses and research and development expenses.

Operating results for each business segment were as follows:

Communication Products and Services

				                Three Months Ended       Six Months Ended
					                  September 30,            September 30,
				                 1995         1994        1995        1994
			                 ---------   ---------   ----------   ----------
Net sales          $7,926,000  $5,657,000  $13,004,000  $10,141,000
				                =========   =========   ==========   ==========
Gross profit       $2,582,000  $1,731,000   $4,158,000   $3,480,000
				                =========   =========    =========    =========
Operating income     $808,000    $811,000   $1,006,000   $1,071,000
               				 =========   =========    =========    =========

Sales of Communication Products and Services in the second quarter and in the first six months of fiscal 1996 were 40% higher and 28% higher, respectively, than they were in the comparable periods of fiscal 1995. Sales were higher because of a faster turn around of new order bookings for standard radio products.

Gross profit on sales of Communication Products and Services was 32.6% in the second quarter of fiscal 1996 compared with 30.6% in the second quarter last fiscal year. The increase in the recent quarter was primarily due to a reclassification of certain overhead expenses that occurred in the second quarter of fiscal 1995 and which resulted in lower gross profits that quarter. Gross profit for the first six months of fiscal 1996 was 32.0% of sales compared with 34.3% of sales for the first six months of fiscal 1995. The decrease was primarily due to a less favorable sales mix of products and services in the recent six months and to higher materials and overhead expenses.

Operating income from sales of Communication Products and Services was 10.2% in the second quarter of fiscal 1996 compared with 14.3% in the second quarter last fiscal year. The decrease resulted primarily from higher international selling expenses and from higher administrative expenses related to the Company's decision not to continue pursuit of the satellite paging business. Operating income for the first six months of fiscal 1996 was 7.7% of sales compared with 10.6% of sales for the first six months of fiscal 1995. The decrease was primarily due to lower gross profits, higher international selling expenses and higher administrative expenses.

Antenna and Imaging Systems

			                 Three Months Ended       Six Months Ended
				                  September 30,            September 30,
				                1995          1994       1995           1994
				              ---------   ----------   ----------    ----------
Net sales        $9,519,000  $10,431,000  $18,797,000   $18,079,000
				              =========   ==========   ==========    ==========
Gross profit     $3,304,000   $2,880,000   $7,088,000    $5,271,000
				              =========   ==========   ==========    ==========
Operating income   $901,000     $827,000   $1,756,000    $1,678,000
              				=========   ==========   ==========    ==========

Sales of Antenna and Imaging Systems products decreased 9% in the second quarter of fiscal 1996 compared with the second quarter of fiscal 1995. The decrease was primarily due to delays in receipt of several anticipated orders for remote sensing satellite systems. Sales in the first six months of fiscal 1996 were 4% higher than in the first six months of fiscal 1995. The increase was primarily due to sales of remote sensing image processing products by this segment's International Imaging Systems division, which was acquired in August 1994.

Gross profit on sales of Antenna and Imaging Systems products was 34.7% in the second quarter of fiscal 1996 compared with 27.6% in the second quarter last fiscal year. The increase was primarily due to lower manufacturing costs associated with a more favorable mix of profitable contracts. Gross profit for the first six months of fiscal 1996 was 37.7% of sales compared with 29.2% of sales for the first six months of fiscal 1995 for the same reason.

Operating income from sales of Antenna and Imaging Systems products was 9.5% in the second quarter of fiscal 1996 compared with 7.9% in the second quarter last fiscal year. The increase resulted from higher gross profits, partially offset by higher research and development expenses and by higher international selling expenses. Operating income for the first six months of fiscal 1996 and the first six months fiscal 1995 was the same, 9.3% of sales. Higher gross profits in the first half of fiscal 1996 were offset by higher research and development expenses and by higher international selling expenses.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,809,000 in the second quarter of fiscal 1996, a 30% increase compared with second quarter of fiscal 1995 expenses of $2,934,000. The increase was primarily due to higher selling expenses associated with the Company's focus on international markets in both segments of its business. Selling, general and administrative expenses for the first six months of fiscal 1996 were $7,503,000, a 24% increase from the first six months of fiscal 1995 expenses of $6,075,000 for the same reason.

Research and development (R & D) expenses were $704,000 in the second quarter of fiscal 1996 compared with $369,000 in the second quarter last fiscal year. The 91% increase resulted from an acceleration of development programs for Direct Broadcast Satellite
(DBS) television antennas for recreational vehicles, long-haul trucks and commercial aviation. R & D expenses in the first six months of fiscal 1996 were $1,699,000, a 142% increase from the first six months of fiscal 1995 expenses of $703,000. The Company has identified the DBS television market for the mobile user as a potential major new market for its products. R & D expenditures and new market development expenditures are likely to increase during the next several quarters as the Company seeks to establish a dominant position in that market. The Company estimates that the increased spending will lower fiscal 1996 net income from what it would otherwise have been without the pursuit of the DBS market by as much as $1,300,000 or approximately $0.50 per share.

Order backlog at September 30 was as follows:

									                                   1995             1994
									                                 ----------     ----------
Communication Products and Services      $12,658,000    $14,911,000
Antenna and Imaging Systems               26,206,000     37,417,000
									                                 ----------     ----------
Total                                    $38,864,000    $52,328,000
                            									     ==========     ==========

The 15% decrease in Communication Products and Services backlog at September 30, 1995 resulted primarily from a faster turn around of new order bookings to sales during the first six months of fiscal 1996 than for the comparable period in fiscal 1995. The 30% decrease in Antenna and Imaging Systems backlog at September 30, 1995 was primarily due to delays in receipt of several anticipated international orders for remote sensing systems and to a continued decline in U.S Department of Defense business.

Liquidity and Capital Resources

At September 30, 1995, working capital was $17,193,000 compared with $14,241,000 at March 31, 1995, an increase of $2,952,000 or
21%. Major changes affecting working capital during this period were the following: accounts receivable increased $4,128,000 due to strong September sales; inventories increased $1,286,000 to meet production requirements for new radio orders and for anticipated DBS antenna orders; and accounts payable and accrued expenses decreased $805,000. The Company borrowed $1,200,000 in term debt from its bank during the first six months to meet the resulting cash requirement.

Capital equipment expenditures were $862,000 during the first six months of fiscal 1996 compared with $1,534,000 for the first six months last fiscal year. The decrease was primarily due to lower purchases of equipment for the Communication Products and Services business segment.

On August 17, 1995, the Company increased the limit of its revolving credit line with its bank to $26,535,000, comprised of an $18,000,000 credit limit for the issuance of letters of credit and an $8,535,000 credit limit for direct working capital advances.
The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

On August 15, 1995, the Company held its annual meeting of stockholders, proxies for which were solicited pursuant to Regulation 14 under the Act. All existing directors were re-elected. Also, the stockhholders approved the Company's 1995 Stock Option Plan with 1,331,008 votes cast in favor of approval and 451,660 votes cast against approval.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

       	10.50   Fifth Amendment to Credit Agreement and Note between
		              the Registrant and Union Bank dated as of August 17, 1995.

(b)     Reports on Form 8-K:

	No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATRON SYSTEMS INCORPORATED


Date: November 1, 1995           By: /s/ WILLIAM L. STEPHAN
                             							     William L. Stephan
								                                 Vice President and Chief
								                                 Financial Officer
								                                 (Principal Financial and
                                 								 Accounting Officer)