Form 10-Q/A
period 1995-09-30
DATRON SYSTEMS INC/DE
filed 1996-01-31
CIK 27116

UNITED STATES
			             SECURITIES AND EXCHANGE COMMISSION
				                   Washington, D.C. 20549

                     				    FORM 10-Q/A

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the transition period from _____________ to __________________

Commission File Number:        0-7445
                		       -------------------------------------------

                		   DATRON SYSTEMS INCORPORATED
------------------------------------------------------------------
	      (Exact name of registrant as specified in its charter)

   Delaware                                       95-2582922
------------------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification No)
of incorporation or organization)

    304 Enterprise Street, Escondido, California     92029-1297
------------------------------------------------------------------
     (Address of principal executive offices)    (zip code)

	                    		 (619) 747-3734
------------------------------------------------------------------
        	 (Registrant's telephone number, including area code)

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

As of January 30, 1996, the Registrant had only one class of common stock, par value $0.01, of which there were 2,600,192 shares outstanding.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") hereby amends Items 1 and 2 of Part I of its statement on Form 10-Q for its second fiscal quarter ended September 30, 1995 as follows:

       		       PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

		                DATRON SYSTEMS INCORPORATED
         		CONSOLIDATED BALANCE SHEETS (In Thousands)

						                                             Sept 30,   March 31
						                                               1995       1995
						                                            (Unaudited)
						                                              --------   --------
                                                   (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                             $110     $3,510
  Accounts receivable, net                            19,954     17,611
  Inventories                                         12,063     10,001
  Deferred income taxes                                2,579      2,579
  Prepaid expenses and other current assets              476        635
						                                               --------   --------
      Total current assets                            35,182     34,336
Property, plant and equipment, net                    13,730     14,155
Goodwill, net                                          6,855      6,977
Other assets                                             441        476
						                                               --------   --------
      Total assets                                   $56,208    $55,944
						                                               ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $8,855     $8,909
  Accrued expenses                                     4,836      5,740
  Customer advances                                    2,162      2,457
  Income taxes payable                                 2,211      2,551
  Current portion of restructuring reserve               438        438
						                                              --------   --------
      Total current liabilities                       18,502     20,095
Long-term debt                                         1,200        ---
Restructuring reserve                                  1,949      2,144
Deferred income taxes                                    817        817
Other liabilities                                         45         23
						                                              --------   --------
      Total liabilities                               22,513     23,079
						                                              --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in September and March                                31         31
  Additional paid-in capital                          10,463     10,587
  Retained earnings                                   26,132     25,390
  Treasury stock, at cost; 466,395 and 504,314
    shares in September and March, respectively       (2,687)    (2,979)
  Stock option plan and stock purchase plan
    notes receivable                                    (244)      (164)
						                                              --------   --------
      Total stockholders' equity                      33,695     32,865
						                                              --------   --------
      Total liabilities and stockholders' equity     $56,208    $55,944
						                                              ========   ========
See notes to consolidated financial statements.

			                 DATRON SYSTEMS INCORPORATED
    	     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
		             (In thousands, except per-share amounts)


	                             			Three Months Ended    Six Months Ended
                            				  September 30,         September 30,
 			                          	  1995     1994         1995     1994
				                             ------------------    ------------------
				                           (Restated)            (Restated)

Net sales                        $15,660  $16,088      $30,016  $28,220
Cost of sales                     10,730   11,477       19,726   19,469
                           				------------------    ------------------
Gross profit                       4,930    4,611       10,290    8,751

Selling, general and admin.        3,709    2,934        7,403    6,075
Research and development             704      369        1,699      703
                           				------------------    ------------------
Operating income                     517    1,308        1,188    1,973

Interest expense                     (21)     (64)         (36)    (101)
Interest income                        6       (1)          19       12
                           				------------------    ------------------
Income before income taxes           502    1,243        1,171    1,884

Income taxes                         175      470          429      718
                           				------------------    ------------------

Net income                          $327     $773       $  742   $1,166
                           				==================    ==================

Net income per share               $0.12    $0.30        $0.28    $0.45
                            			==================    ==================

Weighted average number of
  common and common equivalent
  shares outstanding               2,663    2,594        2,656    2,588
                           				==================    ==================

See notes to consolidated financial statements.

                 		      DATRON SYSTEMS INCORPORATED
	               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      			    (In thousands)

                                      						        Six Months Ended
							                                               September 30,
						                                                1995       1994
						                                             ---------  ---------
						                                             (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  742     $1,166
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                      1,445      1,061
    Restructuring                                       (195)      (408)
    Changes in operating assets and liabilities:
      Accounts receivable                             (2,343)    (1,610)
      Inventories                                     (2,062)    (3,279)
      Deferred income taxes                              ---        160
      Prepaid expenses and other assets                  158        203
      Accounts payable and accrued expenses             (958)     2,321
      Customer advances                                 (295)    (3,057)
      Income taxes payable                              (340)       247
      Other liabilities                                   22       (425)
                                          						    ---------  ---------
Net cash used in operating activities                 (3,826)    (3,621)
						                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (862)    (1,534)
Acquisition of business                                  ---       (415)
                                          						    ---------  ---------
Net cash used in investing activities                   (862)    (1,949)
						                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             1,200      4,500
Stock options exercised                                  219        110
Purchase of treasury stock                               (51)       ---
Payment advanced against stock option
  plan note receivable                                   (80)       ---
                                         						    ---------  ---------
Net cash provided by financing activities              1,288      4,610
						                                             ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                 (3,400)      (960)
Cash and cash equivalents at beginning of period       3,510      1,955
                                         						    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $110       $995
						                                             =========  =========

See notes to consolidated financial statements.

                      			 Datron Systems Incorporated
		             Notes to Consolidated Financial Statements (Unaudited)


1. Restatement
   -----------

In the third quarter of fiscal 1996, the Company learned that its customer for an $8.8 million remote sensing satellite (RSS) image processing facility intended for installation in the Middle East was not able to obtain funding for the order. The Company had booked and announced this order in July 1995 and commenced work on it shortly thereafter. The Company's customer, who is acting as prime contractor for a larger project that includes the RSS facility, has not been able to obtain funding from its customer for the image processing facility. Because the order was conditioned upon funding, and after an extensive assessment of its likelihood of being funded, the Company canceled the order in January 1996 for lack of payment. Negotiations to reinstate the order are underway, but it is not possible as of the date of this filing to predict the outcome of those negotiations.

After a careful examination of the facts and circumstances, the Company concluded that, because the RSS order was conditioned upon funding that has not been obtained, its financial statements for the second quarter ended September 30, 1995 required restatement to remove from net sales for the quarter $1,785,000 attributable to the order and originally included in net sales using the percentage completion method of accounting. The information presented below is a summary of the impact of the restatement on the unaudited financial statements for the quarter and six-month periods ended September 30, 1995 (in thousands, except per-share amounts):

		                  Three Months Ended               Six Months Ended
		                  September 30, 1995              September 30, 1995
		                Restated       As Reported       Restated     As Reported
              		  ---------      -----------       ---------      -----------
Net sales            $15,660         $17,445         $30,016      $31,801

Operating income        $517          $1,373          $1,188       $2,044

Net income              $327            $840            $742       $1,255

Net income per share   $0.12           $0.32           $0.28        $0.47



			                    As of September 30, 1995
		                    Restated         As Reported
              		       --------         -----------
Current assets          $35,182           $36,191

Total assets            $56,208           $57,217

Current liabilities     $18,502           $18,998

Total liabilities       $22,513           $23,009

Stockholders' equity    $33,695           $34,208


Amounts reported below in Note 4 and Note 5 as of September 30, 1995 have been restated for this matter.

2. Basis of Presentation
   ---------------------

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


3. Income per Share
   ----------------

Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plan.


4. Accounts Receivable
   -------------------

At September 30, 1995 and March 31, 1995, accounts receivable were as follows:

			                          September 30,        March 31,
                           				   1995               1995
			                           ------------        -----------
Billed                         $11,869,000         $ 7,363,000
Unbilled                         8,257,000          10,495,000
			                            -----------         -----------
Subtotal                        20,126,000          17,858,000
Allowance for doubtful accounts   (172,000)           (247,000)
			                            -----------         -----------
Total                          $19,954,000         $17,611,000
			                            ===========         ===========

5. Inventories
   -----------

At September 30, 1995 and March 31, 1995, inventories were as follows:

                           				 September 30,       March 31,
				                                1995               1995
				                             -------------     -----------
Raw materials                     $ 5,265,000      $ 4,038,000
Work-in-process                     5,869,000        3,779,000
Finished goods                        929,000        2,184,000
				                              -----------      -----------
Total                             $12,063,000      $10,001,000
				                              ===========      ===========

6. Property, Plant and Equipment
   -----------------------------

At September 30, 1995 and March 31, 1995, property, plant and equipment was as follows:

				                            September 30,      March 31,
				                                 1995             1995
                            				 ------------     ------------

Land and buildings                $ 8,443,000      $ 8,406,000
Leasehold improvements                761,000          706,000
Machinery and equipment            12,139,000       11,627,000
Furniture and office equipment      1,464,000        1,365,000
Construction-in-process               537,000          404,000
				                              -----------      -----------
Subtotal                           23,344,000       22,508,000
Accumulated depreciation and
   amortization                    (9,614,000)      (8,353,000)
				                              -----------      -----------
Total                             $13,730,000      $14,155,000
				                              ===========      ===========

7. Long-Term Debt
   --------------

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

Restatement
-----------

In the third quarter of fiscal 1996, the Company learned that its customer for an $8.8 million remote sensing satellite (RSS) image processing facility intended for installation in the Middle East was not able to obtain funding for the order. The Company had booked and announced this order in July 1995 and commenced work on it shortly thereafter. The Company's customer, who is acting as prime contractor for a larger project that includes the RSS facility, has not been able to obtain funding from its customer for the image processing facility. Because the order was conditioned upon funding, and after an extensive assessment of its likelihood of being funded, the Company canceled the order in January 1996 for lack of payment. Negotiations to reinstate the order are underway, but it is not possible as of the date of this filing to predict the outcome of those negotiations.

After a careful examination of the facts and circumstances, the Company concluded that, because the RSS order was conditioned upon funding that has not been obtained, its financial statements for the second quarter ended September 30, 1995 required restatement to remove from net sales for the quarter $1,785,000 attributable to the order and originally included in net sales using the percentage completion method of accounting. The discussion that follows includes the effects of that restatement.

Results of Operations
---------------------

Net income for the second quarter of fiscal 1996 decreased 58% to $327,000 or $0.12 per share compared with net income of $773,000 or $0.30 per share in the second quarter of fiscal 1995. Net sales in the second quarter of fiscal 1996 were $15,660,000, a 3% decrease from net sales of $16,088,000 in the second quarter last fiscal year. The decrease in sales was primarily due to lower sales of remote sensing systems partially offset by higher sales of radio products. The decrease in net income resulted primarily from increased selling expenses and research and development expenses, partially offset by higher gross profits.

Net income for the six months ended September 30, 1995 decreased 36% to $742,000 or $0.28 per share compared with net income of $1,166,000 or $0.45 per share for the comparable period last fiscal year. Net sales for the six months were $30,016,000, a 6% increase from net sales of $28,220,000 for the first six months last fiscal year. The increase in sales was primarily due to higher sales of radio products. The decrease in net income resulted from increased selling expenses and research and development expenses, partially offset by higher gross profits on the higher sales.

Operating results for each business segment were as follows:

Communication Products and Services

		                  Three Months Ended        Six Months Ended
			                    September 30,           September 30,
		                   1995         1994        1995           1994
              		   ----------   ----------  -----------   -----------

Net sales          $7,926,000   $5,657,000  $13,004,000   $10,141,000
		                 ==========   ==========  ===========   ===========
Gross profit       $2,582,000   $1,731,000  $ 4,158,000   $ 3,480,000
		                 ==========   ==========  ===========   ===========
Operating income   $  808,000   $  811,000  $ 1,006,000   $ 1,071,000
		                 ==========   ==========  ===========   ===========

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

Antenna and Imaging Systems

			                    Three Months Ended        Six Months Ended
			                      September 30,               September 30,
		                     1995         1994           1995          1994
		                  ----------    -----------    -----------  -----------
Net sales           $7,734,000    $10,431,000    $17,012,000  $18,079,000
              		    ==========    ===========    ===========  ===========
Gross profit        $2,348,000    $ 2,880,000    $ 6,132,000  $ 5,271,000
		                  ==========    ===========    ===========  ===========
Operating income       $45,000    $   827,000    $   900,000  $ 1,678,000
		                  ==========    ===========    ===========  ===========

Sales of Antenna and Imaging Systems products decreased 26% in the second quarter of fiscal 1996 compared with the second quarter of fiscal 1995. The decrease was primarily due to lower sales of remote sensing satellite systems. The awards of several orders for such systems, including the RSS order described in Note 1 to the Consolidated Financial Statements, have been delayed. It is uncertain whether these delayed orders will be awarded and whether the Company will receive those orders if they are awarded. Sales in the first six months of fiscal 1996 were 5% lower than in the first six months of fiscal 1995. The decrease was primarily due to lower sales of remote sensing satellite systems.

Gross profit on sales of Antenna and Imaging Systems products was 30.4% in the second quarter of fiscal 1996 compared with 27.6% in the second quarter last fiscal year. The increase was primarily due to lower manufacturing costs associated with a more favorable mix of profitable contracts. Gross profit for the first six months of fiscal 1996 increased to 36.0% of sales compared with 29.2% of sales for the first six months of fiscal 1995 for the same reason.

Operating income from sales of Antenna and Imaging Systems products was 0.6% in the second quarter of fiscal 1996 compared with 7.9% in the second quarter last fiscal year. The decrease resulted from higher research and development expenses and higher international selling expenses, partially offset by higher gross profits. Operating income for the first six months of fiscal 1996 decreased to 5.3% of sales compared with 9.3% of sales for the first six months fiscal 1995 for the same reason.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,709,000 in the second quarter of fiscal 1996, a 26% increase compared with second quarter of fiscal 1995 expenses of $2,934,000. The increase was primarily due to higher selling expenses associated with the Company's focus on international markets in both segments of its business. Selling, general and administrative expenses for the first six months of fiscal 1996 were $7,403,000, a 22% increase from the first six months of fiscal 1995 expenses of $6,075,000 for the same reason.

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

Order backlog at September 30 was as follows:

                                  					   1995             1994
				                                   	-----------      -----------
Communication Products and Services     $12,658,000      $14,911,000
Antenna and Imaging Systems              19,211,000       37,417,000
					                                   -----------      -----------
Total                                   $31,869,000      $52,328,000
				                                   	===========      ===========

The 15% decrease in Communication Products and Services backlog at September 30, 1995 resulted primarily from a faster turn around of new order bookings to sales during the first six months of fiscal 1996 than for the comparable period in fiscal 1995. The 49% decrease in Antenna and Imaging Systems backlog at September 30, 1995 was primarily due to continued customer delays in the award of several anticipated international orders for remote sensing systems and to a continued decline in U.S Department of Defense business.


Liquidity and Capital Resources
-------------------------------

At September 30, 1995, working capital was $16,680,000 compared with $14,241,000 at March 31, 1995, an increase of $2,439,000 or
17%. Major changes affecting working capital during this period were the following: accounts receivable increased $2,343,000 due to strong September sales; inventories increased $2,062,000 to meet production requirements for new radio orders and for anticipated DBS antenna and remote sensing system orders; and accounts payable and accrued expenses decreased $958,000. The Company borrowed $1,200,000 in term debt from its bank during the first six months to meet the resulting cash requirement.

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


                            				DATRON SYSTEMS INCORPORATED

Date    January 31, 1996        By: /s/ WILLIAM L. STEPHAN
				                            Vice President and Chief
				                            Financial Officer
				                            (Principal Financial and
				                            Accounting Officer)