Form 10-Q
period 1995-12-31
DATRON SYSTEMS INC/DE
filed 1996-02-13
CIK 27116

UNITED STATES
				        SECURITIES AND EXCHANGE COMMISSION
					             Washington, D.C. 20549

                   						FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended       December 31, 1995

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the transition period from          to

Commission File Number:    0-7445

	     DATRON SYSTEMS INCORPORATED
------------------------------------------------------
(Exact name of registrant as specified in its charter)

			  Delaware
--------------------------------------
(State or other jurisdiction of incorporation or organization)

95-2582922
-----------------------------------
(I.R.S. Employer Identification No.)

304 Enterprise Street, Escondido, California   92029-1297
---------------------------------------------------------
(Address of principal executive offices)       (zip code)

(619) 747-3734
----------------------------------------------------
(Registrant's telephone number, including area code)

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

	As of February 9, 1996, the Registrant had only one class of common stock, par value $0.01, of which there were 2,602,692 shares outstanding.

		       PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.


	        	       DATRON SYSTEMS INCORPORATED
		              CONSOLIDATED BALANCE SHEETS
			                                                 (In Thousands)
						                                             Dec 31,    March 31
                                        						       1995       1995
                                        						     --------   --------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $814     $3,510
  Accounts receivable, net                            24,062     17,611
  Inventories                                         14,731     10,001
  Deferred income taxes                                2,579      2,579
  Prepaid expenses and other current assets              987        635
						                                              --------   --------
      Total current assets                            43,173     34,336
Property, plant and equipment, net                    13,701     14,155
Goodwill, net                                          6,795      6,977
Investment                                               890        ---
Other assets                                             429        476
						                                              --------   --------
      Total assets                                   $64,988    $55,944
						                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $11,245     $8,909
  Accrued expenses                                     5,636      5,740
  Customer advances                                    3,168      2,457
  Income taxes payable                                   505      2,551
  Current portion of restructuring reserve             1,211        438
						                                              --------   --------
      Total current liabilities                       21,765     20,095
Long-term debt                                         7,400        ---
Restructuring reserve                                  1,111      2,144
Deferred income taxes                                    817        817
Other liabilities                                        ---         23
						                                              --------   --------
      Total liabilities                               31,093     23,079
						                                              --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in December and March                                 31         31
  Additional paid-in capital                          10,464     10,587
  Retained earnings                                   26,309     25,390
  Treasury stock, at cost; 463,745 and 504,314
    shares in December and March, respectively        (2,665)    (2,979)
  Stock option plan and stock purchase
    plan notes receivable                               (244)      (164)
                                          						     --------   --------
      Total stockholders' equity                      33,895     32,865
						                                               --------   --------
      Total liabilities and stockholders' equity     $64,988    $55,944
						                                               ========   ========
See notes to consolidated financial statements.


                   			DATRON SYSTEMS INCORPORATED
	     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
        		  (In thousands, except per-share amounts)


                            				Three Months Ended    Nine Months Ended
				                              December 31,          December 31,
				                             1995     1994         1995     1994
                          				 ------------------    ------------------
Net sales                        $19,339  $18,151      $49,355  $46,371
Cost of sales                     14,181   12,618       33,907   32,087
                           				------------------    ------------------
Gross profit                       5,158    5,533       15,448   14,284

Selling, general and admin.        3,812    3,710       11,215    9,785
Research and development             746      294        2,445      997
                           				------------------    ------------------
Operating income                     600    1,529        1,788    3,502

Interest expense                     (68)     (48)        (104)    (149)
Interest income                        6        3           25       15
Other expense                       (260)     (16)        (260)     (16)
                            			------------------    ------------------
Income before income taxes           278    1,468        1,449    3,352

Income taxes                         101      542          530    1,260
                           				------------------    ------------------

Net income                          $177     $926         $919   $2,092
                           				==================    ==================

Net income per share               $0.07    $0.36        $0.34    $0.81
                           				==================    ==================

Weighted average number of
  common and common equivalent
  shares outstanding               2,679    2,608        2,663    2,595
                            				==================    ==================

See notes to consolidated financial statements.


		                   DATRON SYSTEMS INCORPORATED
	           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 			       (In thousands)

						                                              Nine Months Ended
							                                                 December 31,
                                        						       1995       1994
                                         						    ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $919     $2,092
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                      2,677      1,639
    Restructuring                                       (260)      (489)
    Changes in operating assets and liabilities:
      Accounts receivable                             (6,451)    (2,392)
      Inventories                                     (4,730)    (3,828)
      Deferred income taxes                              ---        160
      Prepaid expenses and other assets                 (359)        20
      Accounts payable and accrued expenses            2,232      2,385
      Customer advances                                  711     (2,261)
      Income taxes payable                            (2,046)       129
      Other liabilities                                  (23)      (535)
                                          						    ---------  ---------
Net cash used in operating activities                 (7,330)    (3,080)
                                          						    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment            (1,987)    (1,753)
Proceeds from sale of product line                       ---      1,148
Purchase of investment                                  (890)       ---
Acquisition of business                                  ---       (415)
						                                              ---------  ---------
Net cash used in investing activities                 (2,877)    (1,020)
						                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             7,400      2,400
Stock options exercised                                  242        110
Purchase of treasury stock                               (51)       ---
Payment advanced against stock option
  plan note receivable                                   (80)       ---
                                         						    ---------  ---------
Net cash provided by financing activities              7,511      2,510
						                                             ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                 (2,696)    (1,590)
Cash and cash equivalents at beginning of period       3,510      1,955
                                         						    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $814       $365
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at December 31, 1995 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1995 has been derived from audited financial statements.


2.      Income per Share

Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plan.


3.      Accounts Receivable

At December 31, 1995 and March 31, 1995, accounts receivable were as follows:

                          				     December 31,         March 31,
				                                   1995                  1995
				                                -----------         -----------
Billed                              $17,244,000         $ 7,363,000
Unbilled                              7,044,000          10,495,000
				                                 -----------         -----------
Subtotal                             24,288,000          17,858,000
Allowance for doubtful accounts        (226,000)           (247,000)
				                                -----------         -----------
Total                               $24,062,000         $17,611,000
                            				    ===========         ===========

4.      Inventories

At December 31, 1995 and March 31, 1995, inventories were as follows:

				                              December 31,          March 31,
				                                 1995                  1995
                            				  -----------         -----------
Raw materials                     $ 8,424,000         $ 4,038,000
Work-in-process                     5,429,000           3,779,000
Finished goods                        878,000           2,184,000
                            				   ----------          ----------
Total                             $14,731,000         $10,001,000
				                              ===========         ===========

5.      Property, Plant and Equipment

At December 31, 1995 and March 31, 1995, property, plant and equipment was as follows:

				                               December 31,        March 31,
				                                 1995                 1995
				                                ----------       -----------
Land and buildings                  $8,469,000       $ 8,406,000
Leasehold improvements                 858,000           706,000
Machinery and equipment             12,865,000        11,627,000
Furniture and office equipment       1,373,000         1,365,000
Construction-in-process                642,000           404,000
				                               -----------       -----------
Subtotal                            24,207,000        22,508,000
Accumulated depreciation and
   amortization                    (10,506,000)       (8,353,000)
				                               -----------        ----------
   Total                           $13,701,000       $14,155,000
                            				   ===========       ===========


6.      Investment

The Company invested $890,000 in preferred stock of EarthWatch
Incorporated during the third quarter of fiscal 1996. This investment is being carried at cost which the Company believes approximates its fair value.

7.      Long-Term Debt

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

In January 1996, the Company and its bank amended the revolving credit line to increase the limit for direct working capital advances to $10,535,000 and to reduce the limit for issuances of letters of credit to $16,000,000. This increase in working capital credit is temporary to meet short-term cash requirements, and expires on March 31, 1996.


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

Order Cancellation

In the third quarter of fiscal 1996, the Company learned that its customer for an $8.8 million remote sensing satellite (RSS) image processing facility intended for installation in the Middle East was not able to obtain funding for the order. The Company had booked and announced this order in July 1995 and commenced work on it shortly thereafter. The Company's customer, who is acting as prime contractor for a larger project that includes the RSS facility, has not been able to obtain funding from its customer for the image processing facility. Because the order was conditioned upon funding, and after an extensive assessment of its likelihood of being funded, the Company canceled the order in January 1996 for lack of payment. Negotiations to reinstate the order are underway, but it is not possible as of the date of this filing to determine the outcome.

After a careful examination of the facts and circumstances, the Company concluded, because the RSS order was conditioned upon funding that has not been obtained, that its financial statements for the second quarter ended September 30, 1995 required restatement to remove from net sales for the quarter $1,785,000 attributable to the order and originally included in net sales using the percentage completion method of accounting. The canceled RSS order also had a significant impact on financial results for the third quarter of fiscal 1996. The discussion that follows includes the effects of the RSS order cancellation on third quarter financial results.

Results of Operations

Net income for the third quarter of fiscal 1996 decreased 81% to $177,000 or $0.07 per share compared with net income of $926,000 or $0.36 per share in the third quarter of fiscal 1995. Net sales in the third quarter of fiscal 1996 were $19,339,000, a 7% increase from net sales of $18,151,000 in the third quarter last fiscal year. The increase in sales was due to higher sales of radio products, partially offset by lower sales of remote sensing systems. The decrease in net income resulted primarily from the write-off of non recoverable expenses associated with the canceled RSS order, higher research and development expenses and higher selling expenses.

Net income for the nine months ended December 31, 1995 decreased 56% to $919,000 or $0.34 per share compared with net income of $2,092,000 or $0.81 per share for the comparable period last fiscal year. Net sales for the nine months were $49,355,000, a 6% increase from net sales of $46,371,000 for the first nine months last fiscal year. The increase in sales was primarily due to higher sales of radio products, partially offset by lower sales of remote sensing systems. The decrease in net income resulted primarily from higher research and development expenses, higher selling expenses and the write-off of non recoverable expenses associated with the canceled RSS order, partially offset by higher gross profits on the higher sales.

Operating results for each business segment were as follows:

Communication Products and Services

		                   Three Months Ended         Nine Months Ended
		                     December 31,              December 31,
		                  1995           1994           1995         1994
		               -----------   ----------    -----------  -----------
Net sales        $11,617,000   $5,737,000    $24,621,000  $15,878,000
              		 ===========   ==========    ===========  ===========
Gross profit     $ 4,069,000   $1,852,000    $ 8,227,000  $ 5,332,000
              		 ===========   ==========    ===========  ===========
Operating income $ 2,267,000   $  622,000    $ 3,273,000  $ 1,693,000
		               ===========   ==========    ===========  ===========

Sales of Communication Products and Services increased 102% in the third quarter of fiscal 1996 compared with the third quarter of fiscal 1995. The increase was due to the shipment of an $8.3 million radio products order to a customer in Asia. Sales in the first nine months of fiscal 1996 were 55% higher than in the first nine months of fiscal 1995. The increase was due to the $8.3 million sale and to a faster turn around of new order bookings for standard radio products.

Gross profit on sales of Communication Products and Services was 35.0% in the third quarter of fiscal 1996 compared with 32.3% in the third quarter last fiscal year. The increase in the recent quarter was primarily due to a more favorable mix of products and services. Gross profit for the first nine months of fiscal 1996 was 33.4% of sales compared with 33.6% of sales for the first nine months of fiscal 1995. The difference is not meaningful.

Operating income from sales of Communication Products and Services was 19.5% in the third quarter of fiscal 1996 compared with 10.8% in the third quarter last fiscal year. The increase resulted primarily from higher gross profits on the higher sales. Operating income for the first nine months of fiscal 1996 was 13.3% of sales compared with 10.7% of sales for the first nine months of fiscal 1995. Although selling, administrative, and research and development expenses increased in the recent nine-month period, they declined as a percentage of the higher sales, resulting in the higher operating income percentage.

Antenna and Imaging Systems

			                     Three Months Ended           Nine Months Ended
			                        December 31,               December 31,
			                     1995         1994            1995         1994
		                    ----------  -----------    -----------  -----------
Net sales             $7,722,000  $12,414,000    $24,734,000  $30,493,000
             		      ===========  ===========    ===========  ===========
Gross profit          $1,089,000  $ 3,681,000    $ 7,221,000  $ 8,952,000
		                   ===========  ===========    ===========  ===========
Operating (loss)
    income           ($1,343,000) $ 1,268,000      ($443,000) $2,946,000
		                   ===========  ===========    ===========  ===========

Sales of Antenna and Imaging Systems products decreased 38% in the third quarter of fiscal 1996 compared with the third quarter of fiscal 1995. The decrease was primarily due to lower sales of remote sensing satellite systems, including sales not realized as a result of the RSS order cancellation referred to above. The awards of several orders for such systems have been delayed. It is uncertain whether these delayed orders will be awarded and whether the Company will receive those orders if they are awarded. Sales in the first nine months of fiscal 1996 were 19% lower than in the first nine months of fiscal 1995. The decrease was primarily due to lower sales of remote sensing satellite systems.

Gross profit on sales of Antenna and Imaging Systems products was 14.1% in the third quarter of fiscal 1996 compared with 29.7% in the third quarter last fiscal year. The decrease was primarily due to higher expenses associated with sales of remote sensing systems and to the write-off of non recoverable expenses associated with the canceled RSS order. Gross profit for the first nine months of fiscal 1996 was 29.2% of sales compared with 29.4% of sales for the first nine months of fiscal 1995. The higher expenses incurred in the third quarter of fiscal 1996 were offset by lower manufacturing costs associated with a more favorable mix of profitable contracts during the first six months of fiscal 1996.

An operating loss from sales of Antenna and Imaging Systems products of 17.4% was incurred in the third quarter of fiscal 1996 compared with operating income of 10.2% in the third quarter last fiscal year. The loss resulted primarily from lower gross profits. Although other operating expenses for the third quarters of fiscal 1996 and fiscal 1995 were comparable, they increased as a percentage of the lower sales in the third quarter of fiscal 1996, resulting in a decrease in the operating income percentage. An operating loss of 1.8% was incurred for the first nine months of fiscal 1996 compared with operating income of 9.7% for the first nine months of fiscal 1995. The decrease was primarily due to higher research and development expenses and higher selling expenses, partially offset by lower administrative expenses.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,812,000 in the third quarter of fiscal 1996, a 3% increase compared with third quarter of fiscal 1995 expenses of $3,710,000. The increase was primarily due to higher selling expenses associated with the Company's focus on international markets in both segments of its business, partially offset by lower administrative expenses. Selling, general and administrative expenses for the first nine months of fiscal 1996 were $11,215,000, a 15% increase compared with expenses of $9,785,000 for the first nine months of fiscal 1995. The increase was primarily due to higher international selling expenses.

Research and development (R & D) expenses were $746,000 in the third quarter of fiscal 1996 compared with $294,000 in the third quarter last fiscal year. The 154% increase resulted from an acceleration of development programs for Direct Broadcast Satellite
(DBS) television antennas for recreational vehicles, long-haul trucks and commercial aviation. R & D expenses in the first nine months of fiscal 1996 were $2,445,000, a 145% increase from expenses of $997,000 for the first nine months of fiscal 1995. The Company has identified the DBS television market for the mobile user as a potential major new market for its products. R & D expenditures and new market development expenditures are likely to increase during the next several quarters as the Company seeks to establish a dominant position in that market. The Company estimates that the increased spending will lower fiscal 1996 net income from what it would otherwise have been without the pursuit of the DBS market by as much as $1,300,000 or approximately $0.50 per share.

Order backlog at December 31 was as follows:

					                                        1995            1994
                                   					------------    -----------

Communication Products and Services      $ 5,982,000    $15,754,000
Antenna and Imaging Systems               16,116,000     29,740,000
                                   					  ----------    -----------
Total                                    $22,098,000    $45,494,000
					                                    ===========    ===========


The 62% decrease in Communication Products and Services backlog at December 31, 1995 was due to the absence of a $10 million radio order that was in backlog a year ago and which shipped in the fourth quarter of fiscal 1995. As a result, sales of Communication Products and Services in the fourth quarter of fiscal 1996 are likely to be lower than they were in the fourth quarter of fiscal 1995. The 46% decrease in Antenna and Imaging Systems backlog at December 31, 1995 was primarily due to the previously mentioned RSS order cancellation, continued customer delays in the award of several anticipated international orders for remote sensing systems and to a continued decline in U.S Department of Defense business. Primarily due to the RSS order cancellation and to delayed remote sensing system orders, sales of Antenna and Imaging Systems in the fourth quarter of fiscal 1996 are likely to be lower than they were in the fourth quarter of fiscal 1995.

Liquidity and Capital Resources

At December 31, 1995, working capital was $21,408,000 compared with $14,241,000 at March 31, 1995, an increase of $7,167,000 or 50%.
Major changes affecting working capital during this period were the following: accounts receivable increased $6,451,000 primarily due to strong third quarter radio sales; inventories increased $4,730,000 to meet production requirements for anticipated orders; income taxes payable decreased $2,046,000; and accounts payable and accrued expenses increased $2,232,000. The Company borrowed $7,400,000 in term debt from its bank during the first nine months to meet the resulting cash requirement.

Capital equipment expenditures were $1,987,000 during the first nine months of fiscal 1996 compared with $1,753,000 for the first nine months last fiscal year. The increase was primarily due to purchases of equipment related to the DBS antenna business and to higher leasehold improvements.

On August 17, 1995, the Company increased the limit of its revolving credit line with its bank to $26,535,000, comprised of an $18,000,000 credit limit for the issuance of letters of credit and an $8,535,000 credit limit for direct working capital advances. In January 1996, the Company and its bank amended the revolving credit line to increase the limit for direct working capital advances to $10,535,000 and to reduce the limit for issuances of letters of credit to $16,000,000. This increase in working capital credit is temporary to meet short-term cash requirements, and expires on March 31, 1996. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

	10.51 Sixth Amendment to Credit Agreement and Note between the Registrant and Union Bank dated as of January 3, 1996.

	10.52 Seventh Amendment to Credit Agreement and Note between the Registrant and Union Bank dated as of January 31, 1996.

(b)     Reports on Form 8-K:

	No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     			      DATRON SYSTEMS INCORPORATED



Date:   February 13, 1996     By: /s/WILLIAM L. STEPHAN
                              Vice President and Chief
				                          Financial Officer
				                          (Principal Financial and
				                          Accounting Officer)