Form 10-K
period 1996-03-31
DATRON SYSTEMS INC/DE
filed 1996-06-26
CIK 27116

UNITED STATES
			  SECURITIES AND EXCHANGE COMMISSION
				     WASHINGTON, D. C. 20549

						   FORM 10-K

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
				 SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                         Commission File
Ended March 31, 1996                          Number 0-7445

					DATRON SYSTEMS INCORPORATED
- - ---------------------------------------------------------------------
	    (Exact name of registrant as specified in its charter)

	Delaware                                   95-2582922
- - ------------------------                  ---------------------------
(State of Incorporation)                   (I.R.S. Employer Ident. No.)

304 Enterprise Street, Escondido, California            92029-1297
- - --------------------------------------------            ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (619) 747-3734

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

			       Common Stock, par value $0.01
				 -------------------------
					   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No  __.

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 18, 1996 was $32.3 million, based on the closing price on that date on the Nasdaq Stock Market.

The number of shares outstanding of each of the registrant's classes of common stock as of June 18, 1996 was: Common Stock, par value $0.01 -- 2,627,192 shares.

		      DOCUMENTS INCORPORATED BY REFERENCE
		      -----------------------------------

1. Certain portions of registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 are incorporated by reference in Parts I and II of this report.

2. Certain portions of registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held August 14, 1996 are incorporated by reference into Part III of this report.

3. Items contained in the above-referenced documents that are not specifically incorporated by reference are not included in this report.

          			       DATRON SYSTEMS INCORPORATED
							                      FORM 10-K
        			       FISCAL YEAR ENDED MARCH 31, 1996

               					     TABLE OF CONTENTS

PART I............................................................ 1

    Item 1.  Business..............................................1
    Item 2.  Properties........................................... 7
    Item 3.  Legal Proceedings.....................................8
    Item 4.  Submission of Matters to a Vote of Security Holders...8

PART II........................................................... 9

    Item 5.  Market for Registrant's Common Equity and Related
	            Stockholder Matters.................................. 9
    Item 6.  Selected Financial Data.............................. 9
    Item 7.  Management's Discussion and Analysis of Financial
		           Condition and Results of Operations.................. 9
    Item 8.  Financial Statements and Supplementary Data.......... 9
    Item 9.  Changes in and Disagreements with Accountants on
       		    Accounting and Financial Disclosure.................. 9

PART III...........................................................10

    Item 10.  Directors and Executive Officers of the Registrant...10
    Item 11.  Executive Compensation...............................10
    Item 12.  Security Ownership of Certain Beneficial Owners and
	             Management. ........................................ 10
    Item 13.  Certain Relationships and Related Transactions...... 10

PART IV............................................................11

    Item 14.  Exhibits, Financial Statement Schedules and Reports
      	       on Form 8-K..........................................11

                            PART I

Item 1.  BUSINESS

COMPANY OVERVIEW

Datron Systems Incorporated and its wholly owned subsidiaries (the Company) provide high quality radio communication products and services and specialized satellite communication products and systems to worldwide markets and to several United States Government customers, including the Department of Defense (DoD). The Company was founded in 1969 and became an independent publicly held corporation in 1985.

In October 1985, the Company acquired its wholly owned subsidiary, Datron World Communications Inc., formerly known as Trans World Communications, Inc.
(DWC), through which the business of its Communication Products and Services segment is conducted. In June 1990, the Company acquired its wholly owned subsidiary, Datron/Transco Inc., formerly known as Transco Communications Inc. (D/T), through which the business of its Antenna and Imaging Systems segment is conducted. In September 1993, the Company formed a wholly owned subsidiary, Datron Telecommunications International Inc., to provide private international telecommunication systems. Datron Telecommunications International Inc. was merged into DWC on March 31, 1995. The Company discontinued its private international telecommunications business in fiscal 1996.

Because of a decline in U. S. defense spending, the Company decided to streamline and restructure its Antenna and Imaging Systems business segment. That decision was announced in February 1993 and implemented in June 1993. As part of the restructuring, the then existing operations of the Antenna and Imaging Systems segment were physically consolidated in one location and operating assets and employees of D/T and the Company's Datron division were combined at D/T. Datron Systems Incorporated became a holding company owning two operating entities: DWC and D/T.

In March 1996, D/T decided to consolidate its image processing division in San Jose, California, which was acquired in August 1994, with its remote sensing earth station business in Simi Valley, California. In connection with that decision, the Company recorded a restructuring charge of $1,421,000 ($855,000, or $0.32 per share, after taxes).


INVESTMENT CONSIDERATIONS

This report contains certain forward-looking statements that may be used in evaluating the opportunities and risks associated with future Company performance. However, actual results could differ materially from those described in the forward-looking statements due to, among other things, the following factors:

Dependence on Sales to Foreign Customers
- - ----------------------------------------

Sales to foreign customers accounted for 58%, 62% and 56% of consolidated sales in fiscal 1996, 1995 and 1994, respectively. Sales of Communication Products and Services have been even more highly concentrated with foreign customers: 93%, 95% and 94% in fiscal 1996, 1995 and 1994, respectively. Sales to foreign customers often involve risk because of political and economic uncertainties in many foreign countries, which can result in funding delays or inability of those customers to obtain financing for anticipated purchases of Company products. As a result, it is often more difficult to predict order bookings from foreign customers than it is from domestic customers. In addition, foreign political unrest, war and economic downturns could have a significant impact on future Company sales and income.

Reliance on Large Orders from a Small Number of Customers
- - ---------------------------------------------------------

A substantial percentage of sales may be heavily concentrated with a small number of customers. Within the Communication Products and Services segment, one customer (but not the same customer in successive years) accounted for 39%, 36% and 55% of that segment's sales in fiscal 1996, 1995 and 1994, respectively. Although sales in the Antenna and Imaging Systems business segment have not been so heavily concentrated with one customer, it is common for a small number of customers to each account for approximately 5% to 15% of that segment's sales each year. Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales. There can be no assurance that the Company will be able to do so in the future. In addition, reliance on large orders can result in financial performance varying widely from quarter-to-quarter, and also carries contract cancellation risk that can more adversely affect Company performance than it would if the Company depended on small orders from a large number of customers.

New Consumer Product and Market
- - -------------------------------
In November 1995, the Company introduced its first consumer product, a mobile satellite television reception system for recreational vehicles and long-haul trucks. This product represents a departure from the Company's historical business that has focused on large contracts, relatively small numbers of deliverables and customers that are primarily government agencies or large corporations. The Company has established a production line to meet expected demand for the product and has signed agreements with national distributors who will sell the product. The Company and the national distributors have mutually established sales targets for the new product, and the distributors have placed orders with the Company consistent with the sales targets. Those orders are subject to adjustment for market conditions and may be canceled without recourse (except for 4,000 units that are non-cancelable) should demand for the product not support the sales targets. The Company does not have previous experience in building or selling a consumer product. Although it believes it can produce the product in required quantities, there can be no assurance it will be able to do so. Also, although the Company believes its sales targets are reasonable, there can be no assurance consumer demand for the product will be as large or will develop as rapidly as the Company anticipates.

Competitors
- - -----------

The Company has competitors for all the products and services it offers. The level of competition varies by product line and ranges from many competitors for its radio products to a few competitors for its tracking antenna products. The Company could be adversely affected by competitors' development of new or different products that may provide or be perceived as providing greater value than the Company's products. Many of the Company's competitors and potential competitors have substantially greater resources than the Company and may be more successful in developing, producing and marketing their products, which could have a material adverse effect on the Company's business.

Declining Sales for the U.S. Department of Defense
- - --------------------------------------------------

In fiscal 1993, the Company restructured its operations in anticipation of a decline in DoD spending. Sales for the DoD have declined from $31.9 million in fiscal 1993 to $18.2 million in fiscal 1996, primarily due to completion of long-term DoD contracts that have not been replaced with new orders from the DoD. Although the Company anticipates sales for the DoD will continue to decline in the future, such sales are still expected to represent a significant portion of the Company's consolidated sales. There can be no assurance that new DoD orders will be received or that the orders received will be sufficient to meet the Company's sales objectives.

GENERAL

The Company operates in two business segments: Communication Products and Services, which are supplied by DWC, and Antenna and Imaging Systems, which are supplied by D/T.

Communication Products and Services
- - -----------------------------------

This business segment designs, manufactures and distributes high frequency
(HF) radios and accessories for over-the-horizon radio communications and very high frequency (VHF) radios and accessories for line-of-sight communications. The Company's HF radios operate in the frequency range of 1.6 to 30 megahertz, where radio waves generated from the transmitter can reflect off the ionosphere back to the point of receipt on earth. The Company's VHF radio products, which operate in the frequency range of 30 to 88 megahertz, provide users high-quality transmission for line-of-sight communications.

In addition to its standard radios, the Company offers frequency hopping options to its VHF product line and automatic link establishment options to its HF product line. Frequency hopping is a technique that prevents interruption or interception of radio signals by changing, at very high speeds, the frequency at which they are transmitted. This technology utilizes advanced synchronized mechanisms that ensure all radios in a network are synchronized and frequency hop at the same time. Automatic link establishment, when used in HF radio equipment, automatically determines the best available frequencies on which to communicate.

The Company offers a wide range of accessory products to complement the HF and VHF product lines. These accessory products include antennas and antenna tuners, power sources, amplifiers, remote control systems, modems, data communications equipment and audio accessories.

A substantial percentage of sales of Communication Products and Services are often concentrated with a small number of customers. In fiscal 1996, sales of radio products to an Asian customer accounted for 39% of this segment's sales. In fiscal 1995, sales of radio products to an African customer accounted for 36% of this segment's sales. And, in fiscal 1994, sales of mobile communication shelters to the Hellenic Army accounted for 55% of this segment's sales. Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales. To minimize the impact fluctuating sales may have on the Company's operations, temporary employees are used extensively.

The Federal Communications Commission granted the Company a license to carry international telephone traffic in May 1993 and the Company began carrying international telephone traffic to customers in Ukraine and Latvia in September 1993 and to a customer in Russia during fiscal 1995. Also in fiscal 1995, the Company established an uplink facility in California to carry satellite paging traffic for customers in the United States. However, in fiscal 1996, the Company determined that significantly larger resources would be required to compete successfully in these markets and that competition would likely drive margins to an unacceptably low level. Consequently, the Company withdrew from these markets during fiscal 1996.

Customers and Marketing

Sales to foreign customers accounted for 93% of this segment's fiscal 1996 sales and 95% of the segment's fiscal 1995 sales. Most of its international customers are agencies of foreign governments that perform civil defense, paramilitary and military operations, and foreign governmental agencies that perform civilian tasks, such as civil aviation agencies, drug interdiction agencies, embassies and disaster relief organizations. Domestic customers are primarily various agencies of the United States Government, including the Drug Enforcement Administration and Department of State.

The Company's products are sold in over 80 countries by a network of independent sales and service representatives. These representatives provide both pre-sale and post-sale support. Many of them operate service facilities that offer both warranty and long-term maintenance of the Company's equipment. Sales are usually denominated in U.S. Dollars.

In addition to direct sales, the Company sometimes sells its radio products to international suppliers of complementary equipment. It also sometimes licenses the local manufacturing of its equipment to customers in certain countries. The latter practice is usually followed where local regulations discourage the importation of complete units.

Manufacturing, Assembly and Sources of Supply

Communication products are designed and manufactured at facilities in Escondido, California. Company engineers work closely with manufacturing and marketing personnel to improve existing designs and to introduce new products that meet the ever changing demands of the marketplace. The Company purchases certain electronic components, circuit boards and fabricated metal parts, and painting and silk screening services. Other than when it licenses overseas manufacturing for a particular local market, the Company performs most other manufacturing functions necessary for the production of its products.

The Company is not dependent on any single source of supply for the manufacture of its communication products. Although only one supplier may be used for certain parts, the Company believes that multiple sources are available.


Antenna and Imaging Systems
- - ---------------------------

This segment designs and manufactures satellite communication terminals, telemetry tracking and command systems, servo control products and high quality microwave antennas. In fiscal 1994, the Company identified the remote sensing satellite systems market as one that might replace its declining defense business, and the Company now provides earth station hardware, software and image processing systems to that market. In fiscal 1996, the Company introduced the DBS-3000TM, a mobile satellite television reception system for recreational vehicles and long-haul trucks. This system is the Company's first consumer product.

The business of this segment was adversely affected in fiscal 1996 by the cancellation of an $8.8 million remote sensing system order and by lower than anticipated order bookings and sales of remote sensing systems. It was these events that led to the consolidation of the remote sensing business in the fourth fiscal quarter ended March 31, 1996.

Descriptions of the major product areas are as follows:

Satellite Communication (SATCOM) Terminals. The Company is a supplier of satellite communication antenna systems and subsystems used to receive defense-related data and data transmitted through satellites of other government and commercial organizations. The stabilizing and automatic tracking capabilities of its antenna systems make them particularly well suited for use on ships, motor vehicles and other mobile platforms. Over the past two decades, the Company has been a prime contractor to the U.S. Navy for shipboard SATCOM antenna systems.

The United States military has developed a SATCOM system known as MILSTAR. This system is designed to accommodate satellite communications by the U.S. Army, Navy and Air Force in the EHF (extremely high frequency) spectrum and is much less vulnerable to interference or interception than earlier generation military SATCOM systems. The Company has been a subcontractor of Raytheon in the Navy's segment of the MILSTAR program known as NESP. Under the subcontract, the Company developed a pedestal for shipboard antennas that supports and positions the antenna in response to external commands. Raytheon was awarded the NESP production contract in November 1986 and the Company received its first production award from Raytheon in March 1990 and continues to perform under this long-term program, which currently runs through October 1996. Fiscal 1996 sales under this program were $3.7 million and cumulative sales through fiscal 1996 were $29.5 million.

Telemetry Tracking and Command (TT&C) Systems. TT&C systems monitor and control vehicles such as satellites, missiles and aircraft. They receive radio telemetry signals containing vehicle status information, engage in automatic tracking of the vehicle so that contact is maintained and transmit command signals so that vehicle control can be established and maintained.

Servo Control Products. The Company's involvement with SATCOM and TT&C markets has required a high capability in radio frequency electronics, antenna engineering, servo controls and large precision mechanical systems. The Company has developed a product line of pedestals and rotators, servo power amplifiers and positioning control units that are often used as building blocks for specific customer requirements. The Company has been selected as supplier of pedestals and controllers to Raytheon for the Terminal Doppler Weather Radar system to be installed at commercial and military airports throughout the nation. This contract began in May 1989 and runs through December 1996 at a sales value of $10.6 million.

Microwave Products. The Company designs and manufactures broad bandwidth microwave antennas for the aerospace industry that are used on high performance aircraft, missiles and space launch vehicles. The Company formerly manufactured electromechanical radio frequency switches for use in high performance aircraft, but sold that business in fiscal 1995.

Remote Sensing Satellite (RSS) Systems. The RSS systems market is a subset of the broader earth observation market. It involves using several types of satellites containing optical and radar sensors in conjunction with specific ground acquisition and data processing equipment to produce images. The images are in the form of hard copy and/or digital data that allow the user to study changes on the earth's surface or environment. Applications include locating minerals, updating maps, forecasting weather, monitoring crops, studying the environment and monitoring earth resources.

The Company has supplied antennas for RSS purposes for several years. In fiscal 1994, the Company began to focus more attention and resources on the RSS systems market. As part of this strategy, the Company formed a joint venture with International Imaging Systems, Inc. (I2S), a privately-held company in Milpitas, California, to provide complete RSS systems for the international marketplace. I2S's expertise was in the fields of digital image processing and photogrammetry. The Company acquired I2S in fiscal 1995 and is now able to offer its customers complete RSS earth stations, including image processing capability. During fiscal 1996, RSS sales accounted for 29% of the Antenna and Imaging Systems' sales compared with 26% of its sales in fiscal 1995 and 10% of its sales in fiscal 1994.

Customers and Marketing

Sales of Antenna and Imaging Systems' products and services have historically been concentrated with the DoD, which accounted for 55% of fiscal 1996 sales and 59% of fiscal 1995 sales. Marketing and sales activities for its DoD customers are conducted by internal sales and engineering personnel. Most customers for the RSS systems business are foreign government space and communications agencies. Marketing and sales activities for those products are conducted by internal sales and engineering personnel and by independent sales representatives in Europe, South America and Asia.

Introduction of the DBS-3000 mobile satellite television reception system required the Company to establish a new distribution network for its first consumer product. Three national distributors have been signed to exclusive agreements for territories that cover all 50 states. Company employees provide sales and marketing support and installation training for the distributors and their dealers.

Manufacturing, Assembly and Sources of Supply

Products and services for the Company's Antenna and Imaging Systems segment are designed, manufactured and assembled primarily at facilities in Simi Valley, California. Image processing systems have been designed and manufactured at facilities in San Jose, California, but the Company is in process of closing that facility and moving its operations to Simi Valley.
The Company purchases certain components and subsystems from subcontractors and vendors. Some of these items are standard off-the-shelf components and others are fabricated to Company specifications. The Company also fabricates electronic assemblies from purchased electronic components and circuit boards. A new production line was established in fiscal 1996 to assemble the DBS-3000.

The Company is not dependent on any single source of supply for materials, parts or components. However, once a subcontractor is selected to provide components built to Company specifications, the Company is often dependent on that subcontractor. Failure of the subcontractor to perform can jeopardize the ability of the Company to meet its required delivery schedules. The Company experienced such difficulty in 1991 when a subcontractor failed to make delivery. During fiscal 1994, the Company received a favorable litigation settlement in the amount of $2,250,000 related to that matter. See
Note 3 to the Notes to Consolidated Financial Statements.


BACKLOG

Order backlog at March 31 was as follows:

                                            1996         1995
                                        -----------    -----------
Communication Products and Services     $ 2,801,000   $ 5,175,000
Antenna and Imaging Systems              19,321,000    24,070,000
									                                -----------   -----------
   Total                                $22,122,000   $29,245,000
                                        ===========   ===========

The 46% decrease in Communication Products and Services backlog at March 31, 1996 compared with the prior year was due to low order bookings in the fourth quarter ended March 31, 1996. Although recent order bookings have been low, it is common for order bookings in that business segment to vary widely from quarter to quarter. The 20% decrease in Antenna and Imaging Systems backlog at March 31, 1996 was primarily due to lower bookings of remote sensing systems and to a continued decline in DoD business. Not included in the order backlog figure at March 31, 1996 are $14.2 million of contingent orders from distributors for direct broadcast satellite (DBS) television reception systems that are subject to cancellation without recourse.


COMPETITION

The Company competes in each of its business segments with several companies. Depending on the specific product, these companies may be similar in size to the Company or may be large diversified companies which at times may also be customers of the Company. The Company believes its major competitive advantages are the quality of its products, their cost effective designs, timeliness of delivery, ease of use and easy serviceability.


PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

The Company owns no significant patents or copyrights. It believes that patents are not a significant factor in the Company's business and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

TRANSWORLD(R), I2S(R), PRI2SM(R) and OPEN 2000(R) are registered trademarks of the Company. The Company is in process of applying to the U.S. Patent and Trademark Office to use the trademarks VI2STA TM , DBS-2000 TM, DBS-3000 TM and DBS-4000 TM, based on intent to use.

The Company has filed an application with the U.S. Patent and Trademark Office requesting registration of the name DATRON and design.

The Company has obtained licenses for the VHF frequency hopping technology and for the automatic link establishment technology used in the Company's VHF and HF radio products, respectively.


EMPLOYEES

The Company employed approximately 345 employees at the end of fiscal 1996, compared with approximately 371 employees at the end of fiscal 1995. The decrease in employment during fiscal 1996 was primarily due to the consolidation of the Company's remote sensing business in the fourth quarter of fiscal 1996, partially offset by increases in production and engineering personnel in the Communication Products and Services segment.

None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.


FINANCIAL INFORMATION

Additional financial information concerning segment, geographic and major customers is included in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders (Annual Report), that portion of which is attached hereto as Exhibit 13 and which information is incorporated herein by reference.


ITEM 2.  PROPERTIES.

DWC leases 63,000 square feet of office, engineering and manufacturing space in Escondido, California. The lease term expires on January 31, 1999, with one renewal option of five years. DWC and the Company's corporate headquarters operate from that facility.

D/T owns a 110,000 square foot office, engineering and manufacturing building located on a nine-acre site in Simi Valley, California. D/T conducts operations from that facility and from a 20,000 square foot office, engineering and manufacturing facility it leases in San Jose, California. The lease term expires March 31, 1999. D/T will close the San Jose facility by the end of June 1996 and relocate the operations previously conducted there to Simi Valley. The Company has sublet that facility to a subtenant effective July 1, 1996 through March 31, 1999. Prior to occupancy of the San Jose facility, D/T leased a 48,000 square foot facility in Milpitas, California. That lease expires on December 31, 1996 and the Company has sublet that facility to two subtenants whose subleases expire on December 31, 1996.

D/T leases 139,000 square feet of office, engineering and manufacturing space in Camarillo, California. The term of the lease is seven years expiring June 29, 1998. In June 1993, the Company moved from that facility as part of the consolidation of D/T. The Company has sublet 20,300 square feet of the facility to a subtenant whose sublease expires on August 31, 1996 and is actively seeking to sublet the remainder of the facility.

Information with respect to obligations for lease rentals is included in Note 10 of the Notes to Consolidated Financial Statements. See Part II, Item 8. The Company considers its properties to be suitable and adequate for its present needs. The facilities in Escondido and Simi Valley are being fully utilized. The facility in Camarillo is not presently needed and a portion of it has been sublet. The facility in San Jose will not be needed after June 30 and has been sublet beginning July 1, 1996. The facility in Milpitas is not needed and has been sublet.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any litigation that is expected to have a material effect on the Company's business or consolidated financial position.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.




EXECUTIVE OFFICERS OF THE REGISTRANT

Richard W. Pershing, 68, has been Chairman of the Board of Directors of the Company since September 1984.

David A. Derby, 54, has been President and Chief Executive Officer of the Company since May 1982.

William L. Stephan, 50, has been Vice President, Chief Financial Officer and Treasurer of the Company since November 1993.

Executive officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among directors or executive officers of the Company.

                           							PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Information required by Item 5 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Common Stock Activity" on the inside back cover of the Annual Report, that portion of which is attached hereto as Exhibit 13.


ITEM 6.  SELECTED FINANCIAL DATA.

Information required by Item 6 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Datron Systems Incorporated Selected Financial Data" on the inside front cover of the Annual Report, that portion of which is attached hereto as Exhibit 13.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 11 of the Annual Report, that portion of which is attached hereto as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by Item 8 of Form 10-K is incorporated herein by reference from the consolidated financial statements of the Company at March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996 and the Independent Auditors' Report appearing on pages 12 through 24 of the Annual Report, that portion of which is attached hereto as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years ended March 31, 1996, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

						                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section captioned "Nomination and Election of Directors" in the Company's Notice of Annual Meeting of Stockholders to be Held Wednesday, August 14, 1996 at 11:00 A.M. and Proxy Statement ("Proxy Statement"), a copy of which is to be filed as Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

Information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this report under the section captioned "Executive Officers of the Registrant," pursuant to instruction 3 to paragraph
(b) of Item 401 of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION.

Information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement, a copy of which is to be filed as
Exhibit 22 within 120 days of the end of the Registrant's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, a copy of which is to be filed as Exhibit 22 within 120 days of the end of the Registrant's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement, a copy of which is to be filed as
Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

                         				 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this report:

                                                   							    Page in 1996
                                                              Annual Report
                                                              -------------
      (1)Financial Statements:


        	Consolidated Balance Sheets at March 31, 1996 and 1995.......  12

	        Consolidated Statements of Operations for the Years Ended
	        March 31, 1996, 1995 and 1994................................  13

	        Consolidated Statements of Stockholders' Equity for
	        the Years Ended March 31, 1996, 1995 and 1994................  14

	        Consolidated Statements of Cash Flows for the Years Ended
	        March 31, 1996, 1995 and 1994................................  15

        	Notes to Consolidated Financial Statements...................  16-23

	        Independent Auditors' Report.................................  24


	    (2) Financial Statement Schedules:
	                                                               								Page
									                                                               ----
		       Independent Auditors' Report on Financial Statement Schedule... S-1

	       	Schedule II.  Valuation and Qualifying Accounts................ S-2

       	 All other schedules for which provision is made in the applicable
	        accounting regulations of the Securities and Exchange Commission
	        are not required under the related instructions or are inapplicable,
	        and therefore have been omitted.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)    Exhibits.  The following exhibits are filed as part of this report:


      Exhibit
      Number    Description
      ------    --------------------------------------------------
      2.1       Asset Purchase Agreement between the Registrant and
       		       International Imaging Systems, Inc. dated June 28, 1994.<F10>

      2.2       Notice of Election to Exercise Option from Registrant to
	              	International Imaging Systems, Inc. dated July 12, 1994.<F10>

      3.1       Certificate of Incorporation.<F1>

      3.2       Bylaws.<F1>

      4.15      Stockholder Rights Agreement dated August 21, 1990.<F7>

      4.16      First Amendment to Stockholder Rights Agreement dated as of
              		October 29, 1993.<F9>

      10.5      1988 Key Employee Stock Purchase Plan.<F2>

      10.8      Employment Agreement between the Registrant and David A.
	       	       Derby.<F3>

      10.10     Employment Agreement between the Registrant and Richard W.
	       	       Pershing.<F3>

      10.31     Lease of Trans World Communications, Inc. facilities at 298,
	       	       302 and 304 Enterprise Street, Escondido, California.<F4>

      10.32     Sublease of Transco Products, Inc. facilities at 1001 Flynn
	              	Rd., Camarillo, California.<F5>

      10.33     Guaranty of Sublease for Transco Products, Inc. facilities.<F5>

      10.34     Consent and Nondisturbance Agreement.<F5>

      10.36     Amended and Restated 1985 Stock Option Plan.<F6>

      10.37     First Amendment to Trans World Communications, Inc. Lease
	       	       Agreement dated January 15, 1993.<F9>

      10.38     Contribution and Assumption Agreement between Datron Systems
	       	       Incorporated and Datron/Transco Inc. dated June 30, 1993.<F9>

      10.39     Datron Systems Incorporated Profit Sharing and Savings Plan
	       	       (Amended and Restated as of March 1, 1994).<F9>

      10.40     Trans World Communications, Inc. 401(k) Plan, as amended
	       	       effective April 1, 1994.<F9>

      10.41     Credit Agreement and Note between the Registrant and Union
	       	       Bank dated May 11, 1994.<F9>

      10.43     Agreement for Reinstatement and Consent to Assignment of
	       	       Leases dated August 11, 1994.<F11>

      10.44     Guaranty of Leases for International Imaging Systems, Inc.
	       	       facilities by Datron Systems Incorporated dated August 11, 1994.<F11>

      10.45     Second Amended and Restated Credit Agreement between the
	       	       Registrant and Bank of America National Trust and Savings
		              Association, successor by merger to Security Pacific National
		              Bank dated as of May 17, 1994.<F12>

      10.46     1995 Stock Option Plan.<F12>

      10.47     Second Amendment to Trans World Communications, Inc. Lease
	       	       Agreement dated February 8, 1995.<F12>

      10.48     Agreement and Plan of Merger between Datron Telecommunications
       		       International Inc. and Trans World Communications, Inc. dated
	       	       as of March 14, 1995.<F12>

      10.49     First, Second, Third and Fourth Amendments to Credit Agreement
	       	       and Note between the Registrant and Union Bank dated as of October 26, 1994, December 29, 1994, February 28, 1995 and
		              March 31, 1995, respectively.<F12>

      10.50     Fifth Amendment to Credit Agreement and Note between the
	       	       Registrant and Union Bank dated as of August 17, 1995.<F13>

      10.51     Sixth Amendment to Credit Agreement and Note between the
	       	       Registrant and Union Bank dated as of January 3, 1996.<F14>

      10.52     Seventh Amendment to Credit Agreement and Note between the
	              	Registrant and Union Bank dated as of January 31, 1996.<F14>

      10.53     Datron Systems Incorporated Supplemental Executive Profit
	       	       Sharing Plan (Effective as of April 1, 1994).

      10.54     Third Amendment to Trans World Communications, Inc. Lease
	       	       Agreement dated May 1, 1995.

      10.55     Eighth Amendment to Credit Agreement and Note between the
	       	       Registrant and Union Bank dated as of May 24, 1996.

      13        Certain portions of registrant's Annual Report to Stockholders
	       	       for the fiscal year ended March 31, 1996 containing information required by Part I and Part II of this report.

      21        Subsidiaries.

      22        Proxy Statement, Notice of Annual Meeting of Stockholders to
	       	       be Held Wednesday, August 14, 1996 at 11:00 A.M. and Form of
		              Proxy (to be deemed filed only to the extent required by the
		              instructions to exhibits for reports on Form 10-K) to be filed
		              within 120 days of the end of the Registrant's fiscal year.

      23        Independent Auditors' Consent -- Deloitte and Touche.

      24        Power of Attorney (on signature page 16)

      27        Financial Data Schedule.


- - ----------------
<F1>Incorporated by this reference to the Exhibit bearing the same number filed with the Registration Statement on Form 8-B of the Registrant on November 13, 1987.

<F2>Incorporated by this reference to the Registration Statement on Form S-8 of the Registrant filed March 22, 1988.

<F3>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

<F4>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

<F5>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's report on Form 8-K dated July 13, 1990.

<F6>Incorporated by this reference to the Registration Statement on Form S-8 of the Registrant filed April 16, 1993.

<F7>Incorporated by this reference to Exhibit I to the Registrant's
Registration Statement on Form 8-A filed November 5, 1990.

<F8>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

<F9>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

<F10>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

<F11>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's report on Form 8-K dated August 11, 1994.

<F12>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

<F13>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

<F14>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.



Supplemental Information

Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 14, 1996 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they will be distributed to Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 25, 1996   DATRON SYSTEMS INCORPORATED


	By: /s/DAVID A. DERBY
	   President, Chief Executive
		  Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Richard W. Pershing, David A. Derby and William L. Stephan, jointly and severally, as his true and lawful attorney-in-fact, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                         Title                          Date
     -----------                       -----                          ----
By: RICHARD W. PERSHING        Chairman of the Board
			                                 of Directors                 June 25, 1996


By: DAVID A. DERBY          President, Chief Executive
					                           Officer and Director
					                      (Principal Executive Officer)         June 25, 1996


By: WILLIAM L. STEPHAN    Vice President, Chief Financial
				                      Officer (Principal Financial and
					                       Accounting Officer)                 June 25, 1996



By: KENT P. AINSWORTH               Director                    June 20, 1996




By:                                 Director                    June  , 1996



By: ADRIAN C. CASSIDY               Director                    June 25, 1996



By: PETER F. SCOTT                  Director                    June 22, 1996


By: ROBERT D. SHERER                Director                    June 18, 1996

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
Datron Systems Incorporated
Escondido, California


We have audited the consolidated financial statements of Datron Systems Incorporated (the Company) as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 10, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
San Diego, California
May 10, 1996

                           DATRON SYSTEMS INCORPORATED
				                            SCHEDULE II

                  			 VALUATION AND QUALIFYING ACCOUNTS
            		     YEARS ENDED MARCH 31, 1996, 1995 AND 1994


							                              Balance at                        Balance at
							                              Beginning                          End
	        Description                  of Year  Additions  Write-offs  of Year
									-----------                  -------  ---------  ----------  -------

Year ended March 31, 1994
- - -------------------------
Allowance for doubtful accounts         $90,000    $91,000    $10,000    $171,000
Allowance for inventory obsolescence    665,000  1,213,000    541,000   1,337,000
Allowance for warranties                164,000    246,000     10,000     400,000
                                   					-------  ---------    -------   ---------
							                                $919,000 $1,550,000   $561,000  $1,908,000
				                                   ======== ==========   ========  ==========
Year ended March 31, 1995
- - -------------------------
Allowance for doubtful accounts        $171,000    $79,000     $3,000    $247,000
Allowance for inventory obsolescence  1,337,000    323,000    936,000     724,000
Allowance for warranties                400,000    828,000    479,000     749,000
				                                  --------- ---------- ----------  ----------
				                                 $1,908,000 $1,230,000  $1,418,000  $1,720,000
				                                 ========== ========== ==========  ==========

Year ended March 31, 1996
- - -------------------------
Allowance for doubtful accounts       $247,000    $98,000     $98,000    $247,000
Allowance for inventory obsolescence   724,000     45,000      60,000     709,000
Allowance for warranties               749,000    754,000     488,000   1,015,000
                            				      --------    -------     -------   ---------
                                    $1,720,000   $897,000    $646,000  $1,971,000
                      											   ==========   ========    ========  ==========

