Form 10-Q
period 1996-06-30
DATRON SYSTEMS INC/DE
filed 1996-07-30
CIK 27116

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	       EXCHANGE ACT OF 1934

For the transition period from                to
                    			       ---------------     ---------------
Commission File Number:     0-7445

                     		  DATRON SYSTEMS INCORPORATED
- -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      Delaware                                         95-2582922
- -------------------------------           --------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

   304 Enterprise St.,  Escondido, California         92029-1297
- ------------------------------------------------------------------
(Address of principal executive offices)              (zip code)

                        		    (619) 747-3734
- ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- ---------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

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

 	As of July 26, 1996, the Registrant had only one class of common stock, par value $0.01, of which there were 2,627,192 shares outstanding.

                     PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
		                     CONSOLIDATED BALANCE SHEETS
			                         (In Thousands)
						                                              June 30, March 31
                                        						       1996      1996
                                                   --------  --------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $449  $1,393
  Accounts receivable, net                            14,083  15,017
  Inventories                                         16,289  15,808
  Deferred income taxes                                2,602   2,602
  Prepaid expenses and other current assets            1,933   2,478
                                         						     ----------------
      Total current assets                            35,356  37,298
Property, plant and equipment, net                    13,282  13,835
Goodwill, net                                          6,004   6,056
Investment                                             1,113     890
Other assets                                             360     380
						                                              ----------------
      Total assets                                   $56,115 $58,459
						                                              ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $7,706  $8,490
  Accrued expenses                                     3,566   5,405
  Customer advances                                    2,011   3,693
  Income taxes payable                                   253     240
  Current portion of restructuring reserve             1,248   1,428
						                                              ----------------
      Total current liabilities                       14,784  19,256
Long-term debt                                         7,400   5,200
Restructuring reserve                                    706   1,063
Deferred income taxes                                  1,069   1,069
						                                              ----------------
      Total liabilities                               23,959  26,588
						                                              ----------------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---     ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in June and March                                     31      31
  Additional paid-in capital                          10,637  10,568
  Retained earnings                                   24,178  24,149
  Treasury stock, at cost; 436,745 and 459,745
    shares in June and March, respectively            (2,446) (2,633)
  Stock option plan and stock purchase plan
    notes receivable                                    (244)   (244)
						                                              ----------------
      Total stockholders' equity                      32,156  31,871
						                                              ----------------
      Total liabilities and stockholders' equity     $56,115 $58,459
						                                              ================
See notes to consolidated financial statements.

                    			DATRON SYSTEMS INCORPORATED
	                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              		  (In thousands, except per-share amounts)


                                         						 Three Months Ended
                                         						      June 30,
						                                             1996     1995
						                                          ------------------

Net sales                                         $12,457  $14,356
Cost of sales                                       9,001    8,996
                                         						 ------------------
Gross profit                                        3,456    5,360

Selling, general and admin.                         2,731    3,694
Research and development                              558      995
                                         						 ------------------
Operating income                                      167      671

Interest expense                                     (120)     (15)
Interest income                                         3       13
                                         						 ------------------
Income before income taxes                             50      669

Income taxes                                           21      254
                                         						 ------------------

Net income                                            $29     $415
                                         						 ==================

Net income per share                                $0.01    $0.16
                                         						 ==================

Weighted average number of
  common and common equivalent
  shares outstanding                                2,694    2,648
                                         						 ==================

See notes to consolidated financial statements.

		                    DATRON SYSTEMS INCORPORATED
	              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     			    (In thousands)

	                                          					     Three Months Ended
 							                                                   June 30,
						                                                  1996     1995
						                                               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $29     $415
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                        734      713
    Restructuring                                       (537)     (95)
    Changes in operating assets and liabilities:
      Accounts receivable                                934   (4,033)
      Inventories                                       (481)     653
      Prepaid expenses and other assets                  547      101
      Accounts payable and accrued expenses           (2,623)  (3,097)
      Customer advances                               (1,682)     184
      Income taxes payable                                13     (450)
      Other liabilities                                  ---       28
						                                             ------------------
Net cash used in operating activities                 (3,066)  (5,581)
						                                             ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (111)    (516)
Purchase of investment                                  (223)     ---
                                         						    ------------------
Net cash used in investing activities                   (334)    (516)
                                         						    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             2,200    3,400
Stock options exercised                                  256      212
Purchase of treasury stock                               ---      (51)
Payment advanced against stock option
  plan note receivable                                   ---      (80)
                                         						    ------------------
Net cash provided by financing activities              2,456    3,481
                                         						    ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                   (944)  (2,616)
Cash and cash equivalents at beginning of period       1,393    3,510
                                         						    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $449     $894
						                                             ==================

See notes to consolidated financial statements.

                       Datron Systems Incorporated
          Notes to Consolidated Financial Statements (Unaudited)


1.      Basis of Presentation
        ---------------------

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 1996 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1996 has been derived from audited financial statements.


2.      Income per Share
        ----------------
Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans.


3.      Accounts Receivable
        -------------------
At June 30, 1996 and March 31, 1996, accounts receivable were as follows:

	                                              June 30,       March 31,
	                                                 1996           1996
				                                          -----------     -----------
        Billed                                $ 6,272,000     $ 6,858,000
        Unbilled                                7,946,000       8,406,000
                                              -----------     -----------
        Subtotal                               14,218,000      15,264,000
	                                             -----------     -----------
        Allowance for doubtful accounts          (135,000)      (247,000)
                                             	-----------     -----------
        Total                                 $14,083,000    $15,017,000
                                              ===========    ===========

4.      Inventories
        -----------
At June 30, 1996 and March 31, 1996, inventories were as follows:

	                                              June 30,        March 31,
	                                                1996            1996
				                                         -----------     -----------
        Raw materials                        $ 8,711,000     $ 7,487,000
        Work-in-process                        4,478,000       5,231,000
        Finished goods                         3,100,000       3,090,000
                                             -----------     -----------
        Total                                $16,289,000     $15,808,000
                                             ===========     ===========

5.      Property, Plant and Equipment
        -----------------------------
At June 30, 1996 and March 31, 1996, property, plant and equipment was as follows:

	                                             June 30,        March 31,
	                                               1996            1996
	                                            -----------     ----------
       Land and buildings                    $ 8,490,000     $ 8,479,000
       Machinery and equipment                13,907,000      13,658,000
       Furniture and office equipment          1,399,000       1,462,000
       Leasehold improvements                    806,000         910,000
       Construction-in-process                    96,000         183,000
	                                            -----------     -----------
       Subtotal                               24,698,000     24,692,000
       Accumulated depreciation and
        amortization                         (11,416,000)    (10,857,000)
                                            	-----------     -----------
       Total                                 $13,282,000     $13,835,000
	                                            ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the Company) reports operations in two business segments: Communication Products and Services, and Antenna and Imaging Systems. The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories for worldwide military and civilian purposes. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense (DoD). This segment also sells remote sensing satellite earth stations, sales of which represented 29% and 26% of this segment's sales in fiscal 1996 and 1995, respectively. In fiscal 1996, this segment introduced the DBS-3000 TM, a mobile satellite television reception system for recreational vehicles and long-haul trucks. This system is the Company's first consumer product.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements.
Actual results could differ materially. Reference is hereby made to the statement of Investment Considerations contained in Part I, Item 1 of the Company's Form 10-K, which is available from the Company upon request.

Results of Operations
- ---------------------
Net income for the first quarter of fiscal 1997 was $29,000, or $0.01 per share, compared with net income of $415,000, or $0.16 per share, in the first quarter of fiscal 1996. Net sales in the first quarter of fiscal 1997 were $12,457,000, a 13% decrease from first quarter sales last fiscal year of $14,356,000. The decrease in sales and net income was primarily due to lower sales of radio products and remote sensing systems, partially offset by sales of the new DBS-3000.

Operating results for each business segment were as follows:

Communication Products and Services

					                      Three Months Ended
					                            June 30,
	                           1996           1995
	                       ----------      ----------
Net sales               $4,073,000      $5,078,000
Gross profit            $1,362,000      $1,576,000
Operating income        $  555,000      $  198,000

Sales of Communication Products and Services decreased 20% in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996. The decrease in sales resulted from recent low order bookings of radio products.

Gross profit percentage on sales of Communication Products and Services was 33.4% in the first quarter of fiscal 1997 compared with 31.0% in the first quarter last fiscal year. The increase was primarily due to lower overhead expenses in the recent quarter.

Operating income percentage from sales of Communication Products and Services was 13.6% in the first quarter of fiscal 1997 compared with 3.9% in the first quarter last fiscal year. The increase resulted from higher gross profits and from reductions in selling and administrative expenses.

Antenna and Imaging Systems

					                     Three Months Ended
					                           June 30,
		                        1996            1995
	                       ----------      ----------
Net sales               $8,384,000      $9,278,000
Gross profit            $2,094,000      $3,784,000
Operating income        $    4,000      $  855,000

Sales of Antenna and Imaging Systems products decreased 10% in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996. The decrease was primarily due to lower sales of remote sensing systems, partially offset by sales of the new DBS-3000.

Gross profit percentage on sales of Antenna and Imaging Systems products was 25.0% in the first quarter of fiscal 1997 compared with 40.8% in the first quarter last fiscal year. The decrease was primarily due to higher manufacturing costs associated with a less favorable product mix and to higher materials costs related to initial production of the DBS-3000.

Operating income percentage from sales of Antenna and Imaging Systems products was 0.0% in the first quarter of fiscal 1997 compared with 9.2% in the first quarter last fiscal year. The decrease resulted from lower gross profits, partially offset by lower selling and administrative expenses.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,731,000 in the first quarter of fiscal 1997, a 26% decrease compared with first quarter of fiscal 1996 expenses of $3,694,000. The decrease was due to lower selling and administrative expenses at both business segments. Cost reductions related to the Company's fourth quarter of fiscal 1996 consolidation and restructuring as well as spending reductions in the first quarter at both segments were responsible for most of the decrease.

Research and development expenses were $558,000 in the first quarter of fiscal 1997 compared with $995,000 in the first quarter last fiscal year. The 44% decrease was due to significantly lower spending on development programs for mobile direct broadcast satellite (DBS) television products, some of which are now in production, and from the absence of spending on programs to develop remote sensing services for the agricultural community.

Order backlog at June 30 was as follows:

	                                           1996         1995
                                        	----------      ----------

Communication Products and Services     $ 2,576,000     $ 5,877,000
Antenna and Imaging Systems              22,690,000      22,466,000
			                                 		  -----------     -----------
Total                                   $25,266,000     $28,343,000

The 56% decrease in Communication Products and Services backlog at June 30, 1996 compared with June 30, 1995 was due to continued low order bookings. Although bookings in this business segment have been low during the last six months and although there can be no assurances that bookings will improve, recent customer inquiries suggest that order bookings may improve in the second quarter. The 1% increase in Antenna and Imaging Systems backlog at June 30, 1996 compared with June 30, 1995 resulted primarily from orders for DBS television products, partially offset by lower orders for remote sensing systems.


Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, working capital was $20,572,000 compared with $18,042,000 at March 31, 1996, an increase of $2,530,000 or 14%. Major changes affecting working capital during this period were the following: accounts receivable decreased $934,000 primarily due to low sales during the quarter; inventories increased $481,000 to meet production requirements for new DBS television reception system products; accounts payable and accrued expenses decreased $2,623,000; and customer advances decreased $1,682,000. The Company's cash position at June 30, 1996 was $449,000 compared with $1,393,000 at March 31, 1996, a decrease of 68%. At June 30, 1996, the Company had borrowed $7,400,000 in term debt from its bank to meet operating cash requirements. These borrowings represented a 42% increase in term debt from the $5,200,000 of borrowings at March 31, 1996.

Capital equipment expenditures were $111,000 during the first three months of fiscal 1997 compared with $516,000 in the first three months last fiscal year. The decrease was primarily due to lower purchases of equipment for the Antenna and Imaging Systems business segment.

At June 30, 1996, the Company had a $19,500,000 committed revolving line of credit with its bank, of which up to $12,000,000 may be used for the issuance of letters of credit and up to $10,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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


                                 DATRON SYSTEMS INCORPORATED



Date    July 30, 1996            By:WILLIAM L. STEPHAN
		                               Vice President and Chief Financial Officer
	                                (Principal Financial and Accounting
                                  	Officer)