Form 10-Q
period 1996-09-30
DATRON SYSTEMS INC/DE
filed 1996-10-28
CIK 27116

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended  September 30, 1996

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ________________

Commission File Number:  0-7445

                    DATRON SYSTEMS INCORPORATED
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

			  Delaware                               95-2582922
-------------------------------   -----------------------------------
(State or other jurisdiction of              (I.R.S.
incorporation or organization)     Employer Identification No.)


 304 Enterprise Street, Escondido, California       92029-1297
--------------------------------------------------------------------
(Address of principal executive offices)            (zip code)


                            (619) 747-3734
--------------------------------------------------------------------
      (Registrant's telephone number, including area code)


---------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

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

          As of October 25, 1996, the Registrant had only one class of common stock, par value $0.01, of which there were 2,627,192 shares outstanding.

                    	     PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

		                   DATRON SYSTEMS INCORPORATED
		                    CONSOLIDATED BALANCE SHEETS
			                          (In Thousands)
						                                             Sept 30,   March 31
						                                               1996       1996
                                                   --------   --------
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents                             $306     $1,393
  Accounts receivable, net                            18,475     15,017
  Inventories                                         15,291     15,808
  Deferred income taxes                                2,602      2,602
  Prepaid expenses and other current assets              774      2,478
						                                               --------   --------
      Total current assets                            37,448     37,298
Property, plant and equipment, net                    12,739     13,835
Goodwill, net                                          5,953      6,056
Investment                                             1,113        890
Other assets                                             336        380
						                                              --------   --------
      Total assets                                   $57,589    $58,459
						                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $8,078     $8,490
  Accrued expenses                                     3,373      5,405
  Customer advances                                    4,099      3,693
  Income taxes payable                                   361        240
  Current portion of restructuring reserve             1,059      1,428
						                                              --------   --------
      Total current liabilities                       16,970     19,256
Long-term debt                                         6,600      5,200
Restructuring reserve                                    631      1,063
Deferred income taxes                                  1,069      1,069
						                                              --------   --------
      Total liabilities                               25,270     26,588
						                                              --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in September and March                                31         31
  Additional paid-in capital                          10,645     10,568
  Retained earnings                                   24,333     24,149
  Treasury stock, at cost; 436,745 and 459,745
    shares in September and March, respectively       (2,446)    (2,633)
  Stock option plan and stock purchase plan notes rec   (244)      (244)
						                                               --------   --------
      Total stockholders' equity                      32,319     31,871
						                                               --------   --------
      Total liabilities and stockholders' equity     $57,589    $58,459
						                                               ========   ========
See notes to consolidated financial statements.

                 	    		 DATRON SYSTEMS INCORPORATED
	             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
		                (In thousands, except per-share amounts)


                                Three Months Ended    Six Months Ended
				                              September 30,         September 30,
				                              1996     1995         1996     1995
                           				--------- --------    --------- --------

Net sales                        $14,620  $15,660      $27,077  $30,016
Cost of sales                     10,711   10,730       19,712   19,726
                           				--------- --------    --------- --------
Gross profit                       3,909    4,930        7,365   10,290

Selling, general and admin.        2,991    3,709        5,722    7,403
Research and development             482      704        1,040    1,699
                             			--------- --------    -------- ---------
Operating income                     436      517          603    1,188

Interest expense                    (177)     (21)        (297)     (36)
Interest income                        0        6            3       19
				                            --------- -------     -------- --------
Income before income taxes           259      502          309    1,171

Income taxes                         104      175          125      429
                           				 -------- --------      ------- --------

Net income                          $155     $327         $184     $742
                           				========= ========    ========= ========

Net income per share               $0.06    $0.12        $0.07    $0.28
                            			========= ========     ======== ========

Weighted average number of
  common and common equivalent
  shares outstanding               2,681    2,663        2,687    2,656
                           				========= ========     ======== ========

See notes to consolidated financial statements.

                    		      DATRON SYSTEMS INCORPORATED
            	     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			                              (In thousands)

						                                               Six Months Ended
							                                                 September 30,
						                                                 1996       1995
                                         						    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $184       $742
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                      1,429      1,445
    Restructuring                                       (801)      (195)
    Changes in operating assets and liabilities:
      Accounts receivable                             (3,458)    (2,343)
      Inventories                                        517     (2,062)
      Prepaid expenses and other assets                1,712        158
      Accounts payable and accrued expenses           (2,444)      (958)
      Customer advances                                  406       (295)
      Income taxes payable                               121       (340)
      Other liabilities                                  ---         22
                                                    ---------  ---------
Net cash used in operating activities                 (2,334)    (3,826)
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (194)      (862)
Purchase of investment                                  (223)       ---
                                                    ---------  ---------
Net cash used in investing activities                   (417)      (862)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             1,400      1,200
Stock options exercised                                  264        219
Purchase of treasury stock                               ---        (51)
Payment advanced against stock option
  plan note receivable                                   ---        (80)
                                                    ---------  ---------
Net cash provided by financing activities              1,664      1,288
                                                    ---------  ---------

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,087)    (3,400)
Cash and cash equivalents at beginning of period       1,393      3,510
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $306       $110
                                                    =========  =========

See notes to consolidated financial statements.

                       Datron Systems Incorporated
         Notes to Consolidated Financial Statements (Unaudited)


1.      Basis of Presentation
        ---------------------

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments,consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at September 30, 1996 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1996 has been derived from audited financial statements.


2.      Income per Share
        ----------------

Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans.

3.      Accounts Receivable
        -------------------

At September 30, 1996 and March 31, 1996, accounts receivable were as follows:

                           September 30,       March 31,
                                 1996            1996
                            ------------     ------------

Billed                       $11,503,000     $  6,858,000
Unbilled                       7,118,000        8,406,000
                              ----------      -----------
Subtotal                      18,621,000       15,264,000
Allowance for doubtful
 accounts                       (146,000)        (247,000)
                              ----------      -----------
Total                        $18,475,000      $15,017,000
                             ===========      ===========

4.      Inventories

At September 30, 1996 and March 31, 1996, inventories were as follows:


		                    September 30,      March 31,
                         		1996            1996
                      -------------     ----------
Raw materials           $ 8,563,000     $ 7,487,000
Work-in-process           4,570,000       5,231,000
Finished goods            2,158,000       3,090,000
                        -----------     -----------
Total                   $15,291,000     $15,808,000
                        ===========     ===========

5.      Property, Plant and Equipment
        -----------------------------
At September 30, 1996 and March 31, 1996, property, plant and equipment was as follows:

                              September 30,       March 31,
		                                  1996           1996
                              -------------     -----------
Land and buildings              $ 8,496,000     $ 8,479,000
Machinery and equipment          13,971,000      13,658,000
Furniture and office
 equipment                        1,452,000       1,462,000
Leasehold improvements              809,000         910,000
Construction-in-process              45,000         183,000
                                -----------     -----------
Subtotal                         24,773,000      24,692,000
Accumulated depreciation and
  amortization                  (12,034,000)    (10,857,000)
                                -----------     -----------
Total                           $12,739,000     $13,835,000
                                ===========     ===========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") reports operations in two business segments:
Communication Products and Services, and Antenna and Imaging Systems. The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories for worldwide military and civilian purposes. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense. This segment also sells remote sensing satellite earth stations. In fiscal 1996, this segment introduced the DBS-3000, a mobile satellite television reception system for recreational vehicles and long-haul trucks. This system is the Company's first consumer product.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Actual results could differ materially. Reference is hereby made to the statement of Investment Considerations contained in Part I, Item 1 of the Company's Form 10-K, which is available from the Company upon request.

Results of Operations
---------------------
Net income for the second quarter of fiscal 1997 was $155,000, or $0.06 per share, compared with net income of $327,000, or $0.12 per share, in the second quarter of fiscal 1996. Net sales in the second quarter of fiscal 1997 were $14,620,000, a 7% decrease from second quarter net sales last fiscal year of $15,660,000. The decrease in sales was primarily due to lower sales of radio products and military antennas, partially offset by sales of new direct broadcast satellite (DBS) antenna products. The decrease in net income resulted from lower gross profits on the lower sales, partially offset by lower selling, administrative and research and development expenses.

Net income for the six months ended September 30, 1996 was $184,000, or $0.07 per share, compared with net income of $742,000, or $0.28 per share, for the comparable period last fiscal year. Net sales for the six months were $27,077,000, a 10% decrease from net sales of $30,016,000 for the first six months last fiscal year. The decrease in sales wa primarily due to lower sales of radio products, military antennas and remote sensing systems, partially offset by sales of new DBS antenna products. The decrease in net income resulted from lower gross profits on the lower sales, partially offset by lower selling, administrative and research and development expenses.

Operating results for each business segment were as follows:

Communication Products and Services

		                  Three Months Ended      Six Months Ended
		                     September 30,          September 30,
                		    1996       1995       1996         1995
                 ----------  ----------  ----------  ----------

Net sales        $5,243,000  $7,926,000  $9,316,000  $13,004,000
                 ==========  ==========  ==========  ===========
Gross profit     $1,416,000  $2,582,000  $2,778,000  $ 4,158,000
                 ==========  ==========  ==========  ===========
Operating income $  222,000  $  808,000  $  777,000  $ 1,006,000
                 ==========  ==========  ==========  ===========

Sales of Communication Products and Services in the second quarter and in the first six months of fiscal 1997 were 34% lower and 28% lower, respectively, than they were in the comparable periods of fiscal 1996. The decrease in sales was due to low order bookings for radio products during the two previous quarters. Order bookings improved in the second quarter of fiscal 1997, but there can be no assurances that the improvement will continue in the third quarter.

Gross profit percentage on sales of Communication Products and Services was 27.0% in the second quarter of fiscal 1997 compared with 32.6% in the second quarter last fiscal year. The decrease in the recent quarter was primarily due to higher labor and materials costs and to a less favorable product mix. Gross profit for the first six months of fiscal 1997 was 29.8% of sales compared with 32.0% of sales for the first six months of fiscal 1996 for the same reason.

Operating income percentage on sales of Communication Products and Services was 4.2% in the second quarter of fiscal 1997 compared with 10.2% in the second quarter last fiscal year. The decrease resulted primarily from lower gross profits, partially offset by lower selling and administrative expenses. Operating income for the first six months of fiscal 1997 was 8.3% of sales compared with 7.7% of sales for the first six months of fiscal 1996. The increase was primarily due to lower selling and administrative expenses, partially offset by lower gross profits.

Antenna and Imaging Systems

	                     Three Months Ended       Six Months Ended
	                        September 30,          September 30,
                     	1996         1995       1996        1995
							             ----------  ---------- ----------- -----------
Net sales           $9,377,000  $7,734,000 $17,761,000 $17,012,000
                    ==========  ========== =========== ===========
Gross profit        $2,493,000  $2,348,000 $ 4,587,000 $ 6,132,000
                    ==========  ========== =========== ===========
Operating income    $  556,000  $   45,000 $   560,000 $   900,000
                    ==========  ========== =========== ===========

Sales of Antenna and Imaging Systems products increased 21% in the second quarter of fiscal 1997 compared with the second quarter of fiscal 1996. The increase was primarily due to sales of new DBS antenna products, partially offset by lower sales of military antennas. Sales in the first six months of fiscal 1997 were 4% higher than in the first six months of fiscal 1996. The increase was primarily due to sales of new DBS antenna products, partially offset by lower sales of military antennas and remote sensing systems.

Gross profit percentage on sales of Antenna and Imaging Systems products was 26.6% in the second quarter of fiscal 1996 compared with 30.4% in the second quarter last fiscal year. The decrease was primarily due to higher materials costs associated with start-up quantities of DBS antenna products and to higher manufacturing costs associated with a less favorable product mix. Gross profit for the first six months of fiscal 1997 was 25.8% of sales compared with 36.0% of sales for the first six months of fiscal 1996 for the same reason.

Operating income percentage on sales of Antenna and Imaging Systems products was 5.9% in the second quarter of fiscal 1997 compared with 0.6% in the second quarter last fiscal year. The increase resulted from lower selling, research and development and administrative expenses, partially offset by lower gross profits. Operating income for the first six months of fiscal 1997 was 3.2% of sales compared with 5.3% of sales for the first six months of fiscal 1996. The decrease was primarily due to lower gross profits, partially offset by lower research and development, selling and administrative expenses.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,991,000 in the second quarter of fiscal 1997, a 19% decrease compared with second quarter of fiscal 1996 expenses of $3,709,000. The decrease was due to lower selling and administrative expenses at both business segments. Selling, general and administrative expenses for the first six months of fiscal 1997 were $5,722,000, a 23% decrease compared with first six months of fiscal
1996 expenses of $7,403,000 for the same reason. Cost reductions related to the Company's fourth quarter of fiscal 1996 consolidation and restructuring as well as spending reductions in the first six months of fiscal 1997 at both business segments were responsible for most of the decrease.

Research and development (R&D) expenses were $482,000 in the second quarter of fiscal 1997 compared with $704,000 in the second quarter last fiscal year. The 32% decrease was due to significantly lower spending on development programs for mobile DBS antenna products and from the absence of spending on programs to develop remote sensing services for the agricultural community. R&D expenses in the first six months of fiscal 1997 were $1,040,000, a 39% decrease compared with first six months of fiscal 1996 expenses of $1,699,000 for the same reason. In fiscal 1996, the Company significantly increased R&D spending to develop DBS antenna products. Several of those products are now in production and although development of new DBS products and enhancements to existing products are ongoing, the level of R&D spending in fiscal 1997 is expected to be lower than it was in fiscal 1996.

Order backlog at September 30 was as follows:

                                           	1996       1995
			                                     -----------  -----------
Communication Products and Services     $ 4,519,000  $12,658,000
Antenna and Imaging Systems              18,589,000   19,211,000
                                        -----------  -----------
Total                                   $23,108,000  $31,869,000
                                        ===========  ===========

The 64% decrease in Communication Products and Services backlog at September 30, 1996 was due to continued low order bookings. Although bookings in this business segment showed improvement during the second quarter of fiscal 1997 compared with the three previous quarters, there can be no assurances they will continue to improve.

The 3% decrease in Antenna and Imaging Systems backlog at September 30, 1996 was primarily due to lower order bookings for remote sensing systems, partially offset by orders for new DBS antenna products. Although the Company expected orders for remote sensing systems during the first six months of fiscal 1997 would be lower than they were for the comparable period in fiscal 1996, it expected higher orders and sales for the new DBS-3000 during this period. The Company believes orders for the DBS-3000 will improve with better dealer selection and training, and that changes being implemented within its distribution system will improve both DBS order bookings and sales by fiscal year end; however, there can be no assurances that the changes will have that effect.


Liquidity and Capital Resources
-------------------------------

At September 30, 1996, working capital was $20,478,000 compared with $18,042,000 at March 31, 1996, an increase of $2,436,000 or 14%. Major changes affecting working capital during this period were the following: accounts receivable increased $3,458,000 primarily due to shipments of radio products in September; inventories decreased $517,000 as declining radio products inventories were partially offset by increases in materials for DBS products; accounts payable and accrued expenses decreased $2,444,000; and prepaid expenses and other current assets decreased $1,712,000 primarily due to collection of an income tax refund. The Company's cash position at September 30, 1996 was $306,000 compared with $1,393,000 at March 31, 1996, a decrease of 78%. At September 30, 1996, the Company had borrowed $6,600,000 in term debt from its bank to meet operating cash requirements. These borrowings represented a 27% increase in term debt from the $5,200,000 of borrowings at March 31, 1996.

Capital equipment expenditures were $194,000 during the first six months of fiscal 1997 compared with $862,000 in the first six months last fiscal year. The decrease was primarily due to lower purchases of equipment for the Antenna and Imaging Systems business segment.

At September 30, 1996, the Company had a $19,500,000 committed revolving line of credit with its bank, of which up to $12,000,000 may be used for the issuance of letters of credit and up to $10,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

On August 14, 1996, the Company held its annual meeting of stockholders, proxies for which were solicited pursuant to Regulation 14 under the Act. All existing directors were re-elected.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:  None

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DATRON SYSTEMS INCORPORATED



Date:  October 28, 1996        By:  WILLIAM L. STEPHAN
			                               		Vice President and Chief
			                                 Financial Officer
                                 			(Principal Financial and
                                 		 Accounting Officer)