Form 10-Q
period 1996-12-31
DATRON SYSTEMS INC/DE
filed 1997-01-30
CIK 27116

UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
		    Washington, D.C. 20549

			    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

		For the transition period from          to

		  Commission File Number:   0-7445

		       DATRON SYSTEMS INCORPORATED
	   ------------------------------------------------------
	   (Exact name of registrant as specified in its charter)

	   Delaware                                 95-2582922
    -------------------------------  ----------------------------------
   (State or other jurisdiction of  (I.R.S. Employer Identification No.)
    incorporation or organization)


	  304 Enterprise Street, Escondido, California   92029-1297
	  --------------------------------------------   ----------
	 (Address of principal executive offices)        (zip code)

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

   As of January 24, 1997, the Registrant had only one class of common stock, par value $0.01, of which there were 2,627,192 shares outstanding.

		       PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.

		                DATRON SYSTEMS INCORPORATED
		                CONSOLIDATED BALANCE SHEETS
			                   (In Thousands)
						                                             Dec 31,    March 31,
						                                               1996       1996
                                        						     --------   --------
                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $2,568     $1,393
  Accounts receivable, net                            12,006     15,017
  Inventories                                         15,397     15,808
  Deferred income taxes                                2,602      2,602
  Prepaid expenses and other current assets              413      2,478
						                                              --------   --------
      Total current assets                            32,986     37,298
Property, plant and equipment, net                    12,443     13,835
Goodwill, net                                          5,902      6,056
Investment                                             1,113        890
Other assets                                             294        380
						                                              --------   --------
      Total assets                                   $52,738    $58,459
						                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $5,718     $8,490
  Accrued expenses                                     3,141      5,405
  Customer advances                                      833      3,693
  Income taxes payable                                   376        240
  Current portion of restructuring reserve               968      1,428
						                                              --------   --------
      Total current liabilities                       11,036     19,256
Long-term debt                                         7,900      5,200
Restructuring reserve                                    385      1,063
Deferred income taxes                                  1,069      1,069
						                                              --------   --------
      Total liabilities                               20,390     26,588
						                                              --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in December and March                                 31         31
  Additional paid-in capital                          10,654     10,568
  Retained earnings                                   24,353     24,149
  Treasury stock, at cost; 436,745 and 459,745
    shares in December and March, respectively        (2,446)    (2,633)
  Stock option plan and stock purchase plan notes
    receivable                                          (244)      (244)
						                                               --------   --------
      Total stockholders' equity                      32,348     31,871
						                                              --------   --------
      Total liabilities and stockholders' equity     $52,738    $58,459
			                                         			     ========   ========
See notes to consolidated financial statements.

			                  DATRON SYSTEMS INCORPORATED
      	     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              		  (In thousands, except per-share amounts)


				                          Three Months Ended    Nine Months Ended
				                              December 31,          December 31,
                           				  1996     1995         1996     1995
                           				------------------    ------------------
Net sales                        $12,923  $19,339      $40,000  $49,355
Cost of sales                      9,311   14,181       29,023   33,907
                           				------------------    ------------------
Gross profit                       3,612    5,158       10,977   15,448

Selling, general and admin.        2,730    3,812        8,452   11,215
Research and development             680      746        1,720    2,445
                           				------------------    ------------------
Operating income                     202      600          805    1,788

Interest expense                    (159)     (68)        (456)    (104)
Interest income                        6        6            9       25
Other income (expense)                15     (260)          15     (260)
                           				------------------    ------------------
Income before income taxes            64      278          373    1,449

Income taxes                          44      101          169      530
                           				------------------    ------------------

Net income                           $20     $177         $204     $919
                           				==================    ==================

Net income per share               $0.01    $0.07        $0.08    $0.34
                           				==================    ==================

Weighted average number of
  common and common equivalent
  shares outstanding               2,674    2,679        2,683    2,663
                           				==================    ==================

See notes to consolidated financial statements.

          		      DATRON SYSTEMS INCORPORATED
	         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			                     (In thousands)

						                                              Nine Months Ended
							                                                December 31,
						                                                1996       1995
                                         						    ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $204       $919
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                      2,161      2,677
    Restructuring                                     (1,138)      (260)
    Changes in operating assets and liabilities:
      Accounts receivable                              3,011     (6,451)
      Inventories                                        411     (4,730)
      Prepaid expenses and other assets                2,107       (359)
      Accounts payable and accrued expenses           (5,036)     2,232
      Customer advances                               (2,860)       711
      Income taxes payable                               136     (2,046)
      Other liabilities                                  ---        (23)
						                                              ---------  ---------
Net cash used in operating activities                 (1,004)    (7,330)
						                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (571)    (1,987)
Purchase of investment                                  (223)      (890)
                                         						    ---------  ---------
Net cash used in investing activities                   (794)    (2,877)
						                                              ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             2,700      7,400
Stock options exercised                                  273        242
Purchase of treasury stock                               ---        (51)
Payment advanced against stock option
  plan note receivable                                   ---        (80)
                                           					    ---------  ---------
Net cash provided by financing activities              2,973      7,511
						                                              ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,175     (2,696)
Cash and cash equivalents at beginning of period       1,393      3,510
                                         						    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $2,568       $814
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at December 31, 1996 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1996 has been derived from audited financial statements.


2.      Income per Share

Shares used in computing income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans.


3.      Accounts Receivable

At December 31, 1996 and March 31, 1996, accounts receivable were as follows:

		                     	 December 31,           March 31,
                     			    1996                   1996
                         -----------           -----------
Billed                  $  7,459,000          $  6,858,000
Unbilled                   4,683,000             8,406,000
Subtotal                  12,142,000            15,264,000
Allowance for doubtful
 accounts                   (136,000)             (247,000)
                        ------------           -----------
Total                   $ 12,006,000           $15,017,000
                        ============           ===========

4.      Inventories

At December 31, 1996 and March 31, 1996, inventories were as follows:

			                      December 31,            March 31,
                     			     1996                   1996
                         -----------           -----------
Raw materials           $  9,216,000           $ 7,487,000
Work-in-process            3,899,000             5,231,000
Finished goods             2,282,000             3,090,000
                        ------------           -----------
Total                   $ 15,397,000           $15,808,000
                        ============           ===========

5.      Property, Plant and Equipment

At December 31, 1996 and March 31, 1996, property, plant and equipment was as follows:

				                            December 31,            March 31,
				                                1996                  1996
		                               ----------           ------------
Land and buildings              $  8,496,000          $  8,479,000
Machinery and equipment           14,312,000            13,658,000
Furniture and office equipment     1,459,000             1,462,000
Leasehold improvements               814,000               910,000
Construction-in-process               46,000               183,000
                                  ----------           -----------
Subtotal                          25,127,000            24,692,000
Accumulated depreciation and
      amortization               (12,684,000)          (10,857,000)
                                 -----------           -----------
Total                            $12,443,000           $13,835,000
                                 ===========           ===========


6.  Long-Term Debt

On November 25, 1996, the Company extended the maturity date of its revolving line of credit with its bank from December 31, 1997 to June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") reports operations in two business segments: Communication Products and Services, and Antenna and Imaging Systems. The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories for worldwide military and civilian purposes. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense. This segment also sells remote sensing satellite earth stations. In fiscal 1996, this segment introduced the Company's first consumer product, the DBS-3000, a mobile satellite television reception system for recreational vehicles and long-haul trucks.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Actual results could differ materially. Reference is hereby made to the statement of Investment Considerations contained in Part I, Item 1 of the Company's Form 10-K, which is available from the Company upon request.

Results of Operations

Net income for the third quarter of fiscal 1997 was $20,000, or $0.01 per share, compared with net income of $177,000, or $0.07 per share, in the third quarter of fiscal 1996. Net sales in the third quarter of fiscal 1997 were $12,923,000, a 33% decrease from third quarter net sales last fiscal year of $19,339,000. The decrease in sales was primarily due to lower sales of radio products. The decrease in net income was primarily due to lower gross profits on the lower radio sales, partially offset by lower operating expenses.

Net income for the nine months ended December 31, 1996 was $204,000, or $0.08 per share, compared with net income of $919,000, or $0.34 per share, for the comparable period last fiscal year. Net sales for the nine months were $40,000,000, a 19% decrease from net sales of $49,335,000 for the first nine months last fiscal year. The decrease in sales was primarily due to lower sales of radio products and military antennas, partially offset by sales of new direct broadcast satellite ("DBS") television antenna products and by higher sales of remote sensing systems. The decrease in net income was primarily due to lower gross profits on the lower sales, partially offset by lower operating expenses.

Operating results for each business segment were as follows:

Communication Products and Services

<CAPTION
			                      Three Months Ended          Nine Months Ended
			                         December 31,                 December 31,
		                      	1996        1995               1996        1995
							                ---------- -----------      -----------   -----------
Net sales              $4,689,000  $11,617,000     $14,005,000   $24,621,000
                       ==========  ===========     ===========   ===========
Gross profit           $  926,000  $ 4,069,000     $ 3,704,000   $ 8,227,000
                       ==========  ===========     ===========   ===========
Operating (loss)income $ (353,000) $ 2,267,000     $   424,000   $ 3,273,000
                       ==========  ===========     ===========   ===========


Sales of Communication Products and Services in the third quarter and in the first nine months of fiscal 1997 were 60% lower and 43% lower, respectively, than they were in the comparable periods of fiscal 1996. Third quarter fiscal 1996 sales included shipment of an $8.3 million order to a customer in Asia. There was no similar sale in the third quarter of fiscal 1997, nor was there such a sale in the first six months of fiscal 1997. The lack of an order of that size and softness in the worldwide radio market has resulted in lower sales for the first nine months of fiscal 1997 compared with the first nine months of fiscal 1996.

Gross profit percentage on sales of Communication Products and Services was 19.7% in the third quarter of fiscal 1997 compared with 35.0% in the third quarter of fiscal 1996. The decrease in the recent quarter was primarily due to higher labor and overhead costs and to production inefficiencies resulting from a lower sales level than in the comparable period last year. Gross profit for the first nine months of fiscal 1997 was 26.4% of sales compared with 33.4% of sales for the first nine months of fiscal 1996 for the same reason.

An operating loss of 7.5% of sales of Communication Products and Services was incurred in the third quarter of fiscal 1997 compared with operating income of 19.5% of sales in the third quarter last fiscal year. The loss resulted primarily from lower gross profits, partially offset by lower selling and administrative expenses. Operating income for the first nine months of fiscal 1997 was 3.0% of sales compared with 13.3% of sales for the first nine months of fiscal 1996. The decrease was primarily due to lower gross profits, partially offset by lower selling and administrative expenses.

Antenna and Imaging Systems

			                     Three Months Ended      Nine Months Ended
			                         December 31,            December 31,
                     			  1996        1995        1996          1995
							                 ----------  ----------  -----------  -----------
Net sales               $8,234,000  $7,722,000  $25,995,000  $24,734,000
                        ==========  ==========  ===========  ===========
Gross profit            $2,686,000  $1,089,000  $ 7,273,000  $ 7,221,000
                        ==========  ==========  ===========  ===========
Operating income(loss)  $  625,000 ($1,343,000) $ 1,185,000    ($443,000)
                        ========== ===========  ===========   ==========


Sales of Antenna and Imaging Systems products increased 7% in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996. The increase was primarily due to higher sales of remote sensing systems, partially offset by lower sales of military antennas. Sales in the first nine months of fiscal 1997 were 5% higher than in the first nine months of fiscal 1996. The increase was primarily due to sales of new DBS antenna products and higher sales of remote sensing systems, partially offset by lower sales of military antennas.

Gross profit percentage on sales of Antenna and Imaging Systems products was 32.6% in the third quarter of fiscal 1997 compared with 14.1% in the third quarter of fiscal 1996. The increase was primarily due to a more favorable product mix in the recent quarter and to the absence of a write-off of non recoverable expenses associated with a canceled remote sensing order in the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal 1997 was 28.0% of sales compared with 29.2% of sales for the first nine months of fiscal 1996. The decrease was primarily due to higher materials costs associated with start-up quantities of DBS antenna products.

Operating income percentage on sales of Antenna and Imaging Systems products was 7.6% in the third quarter of fiscal 1997 compared with an operating loss percentage of 17.4% of sales in the third quarter last fiscal year. The improvement was primarily due to higher gross profits and lower selling and research and development ("R&D") expenses in the recent quarter. Operating income for the first nine months of fiscal 1997 was 4.6% of sales compared with an operating loss percentage of 1.8% of sales for the first nine months of fiscal 1996. The improvement was primarily due to lower R&D and selling expenses in the first nine months of fiscal 1997.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,730,000 in the third quarter of fiscal 1997, a 28% decrease compared with third quarter of fiscal 1996 expenses of $3,812,000. Selling, general and administrative expenses for the first nine months of fiscal 1997 were $8,452,000, a 25% decrease compared with the first nine months of fiscal 1996 expenses of $11,215,000. Cost reductions related to the Company's fourth quarter of fiscal 1996 consolidation and restructuring as well as spending reductions in the first nine months of fiscal 1997 at both business segments were responsible for most of the decrease.

Research and development expenses were $680,000 in the third quarter of fiscal 1997 compared with $746,000 in the third quarter last fiscal year. The 9% decrease was due to lower spending on development programs for mobile DBS antenna products, partially offset by increased spending on development programs for new radio products. R&D expenses in the first nine months of fiscal 1997 were $1,720,000, a 30% decrease compared with the first nine months of fiscal 1996 expenses of $2,445,000 for the same reason. In fiscal 1996, the Company significantly increased R&D spending to develop DBS antenna products. Several of those products are now in production and although development of new DBS products and enhancements to existing products are ongoing, the level of R&D spending in fiscal 1997 is expected to be lower than it was in fiscal 1996.

Order backlog at December 31 was as follows:

                                 					    1996            1995
			                                     -----------      -----------
Communication Products and Services     $ 2,928,000      $ 5,982,000
Antenna and Imaging Systems              15,451,000       16,116,000
                                        -----------      -----------
Total                                   $18,379,000      $22,098,000
                                        ===========      ===========

The 51% decrease in Communication Products and Services backlog at December 31, 1996 was due to continued low order bookings. Although bookings in this business segment showed improvement during the second quarter of fiscal 1997, that improvement did not continue into the third quarter. The Company is developing several new radio products, some of which are undergoing final testing, and believes the introduction of those new products in fiscal 1998 will improve the overall competitiveness of its products, although there can be no assurances that the new products will have that effect.

The 4% decrease in Antenna and Imaging Systems backlog at December 31, 1996 was primarily due to completion of several long-term U.S. Department of Defense ("DoD") contracts and to lower order bookings of remote sensing systems. The Company had expected orders for its new DBS antenna products to offset the decline in its DoD business. That has not occurred and the Company has implemented a new dealer training program and is changing its method of distribution to improve sales of those products. However, because of the need to clear the existing distribution pipeline and because of the current winter season, the Company does not expect to see improvement in DBS antenna product sales before spring. Although the Company believes these actions will improve DBS sales, there can be no assurances of that effect.

Liquidity and Capital Resources

At December 31, 1996, working capital was $21,950,000 compared with $18,042,000 at March 31, 1996, an increase of $3,908,000 or 22%. Major changes affecting working capital during this period were the following: accounts receivable decreased $3,011,000 due to lower sales and faster collections; inventories decreased $411,000 as declines in radio product inventories were partially offset by increases in materials for DBS antenna products; prepaid expenses and other current assets decreased $2,065,000 primarily due to collection of an income tax refund; accounts payable and accrued expenses decreased $5,036,000 due to lower recent purchases of materials and to cost reduction efforts; and customer advances decreased $2,860,000. The Company's cash position at December 31, 1996 was $2,568,000 compared with $1,393,000 at March 31, 1996, an increase of 84%. At December 31, 1996, the Company had borrowed $7,900,000 in term debt from its bank to meet operating cash requirements. These borrowings represented a 52% increase in term debt from the $5,200,000 of borrowings at March 31, 1996.

Capital equipment expenditures were $571,000 during the first nine months of fiscal 1997 compared with $1,987,000 in the first nine months last fiscal year. The decrease was primarily due to lower purchases of equipment for the Antenna and Imaging Systems business segment.

At December 31, 1996, the Company had a $19,500,000 committed revolving line of credit with its bank, of which up to $12,000,000 may be used for the issuance of letters of credit and up to $10,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.56 Ninth Amendment to Credit Agreement and Note between the Registrant and Union Bank of California dated as of November 25, 1996.


(b)  Reports on Form 8-K:

    	No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      			DATRON SYSTEMS INCORPORATED

Date:  January 30, 1997  By:    WILLIAM L. STEPHAN
			                            	Vice President and Chief Financial Officer
				                            (Principal Financial and Accounting Officer)