Form 10-K405
period 1997-03-31
DATRON SYSTEMS INC/DE
filed 1997-06-26
CIK 27116

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C. 20549

                       FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                               Commission File
Ended March 31, 1997                              Number 0-7445

                   DATRON SYSTEMS INCORPORATED
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

   Delaware                                       95-2582922
  ----------                                      ----------
(State of Incorporation)                     (I.R.S. Employer Ident.No.)

304 Enterprise Street, Escondido, California      92029-1297
--------------------------------------------      ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (760) 747-3734

    Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $0.01
                  -----------------------------
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No__.

Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 17, 1997 was $25.6 million, based on the closing price on that date on the Nasdaq Stock Market.

The number of shares outstanding of each of the registrant's classes of common stock as of June 17, 1997 was: Common Stock, par value $0.01 -- 2,664,416 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held August 18, 1997 are incorporated by reference into Part III of this report.

2. Items contained in the above-referenced document which are not specifically incorporated by reference are not included in this report.

                   DATRON SYSTEMS INCORPORATED
                            FORM 10-K
                        FISCAL YEAR 1997

                       TABLE OF CONTENTS


PART I                                                         1

Item 1.  Business                                              1
Item 2.  Properties                                            7
Item 3.  Legal Proceedings                                     8
Item 4.  Submission of Matters to a Vote of Security Holders   8

PART II                                                        9

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                               9
Item 6.   Selected Financial Data                              9
Item 7.   Management's Discussion And Analysis Of Financial
             Condition And Results Of Operations               9
Item 8.   Financial Statements And Supplemental Data           9
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure              9

PART III                                                       10

Item 10.  Directors and Executive Officers of the Registrant   10
Item 11.  Executive Compensation                               10
Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                       10
Item 13.  Certain Relationships and Related Transactions       10

PART IV                                                        11
Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                      11

PART I

Item 1.  Business.

Company Overview

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") provide specialized satellite communication products and systems and high quality radio communication products and services to worldwide markets and to several United States Government customers, including the Department of Defense ("DoD"). The Company was founded in 1969 and became an independent publicly held corporation in 1985.

In October 1985, the Company acquired its wholly owned subsidiary, Datron World Communications Inc., formerly known as Trans World Communications, Inc. ("DWC"), through which the business of its Communication Products and Services segment is conducted. In June 1990, the Company acquired its wholly owned subsidiary, Datron/Transco Inc., formerly known as Transco Communications Inc. ("D/T"), through which the business of its Antenna and Imaging Systems segment is conducted. In September 1993, the Company formed a wholly owned subsidiary, Datron Telecommunications International Inc., to provide private international telecommunication systems. Datron Telecommunications was merged into DWC on March 31, 1995. The Company discontinued its private international telecommunications business in fiscal 1996.

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

In March 1996, D/T consolidated its image processing division in San Jose, California, which was acquired in August 1994, with its remote sensing earth station business in Simi Valley, California. In connection with that consolidation, the Company recorded a restructuring charge of $1,421,000 ($855,000, or $0.32 per share, after taxes).


Investment Considerations

This report contains certain forward-looking statements that may be used in evaluating the opportunities and risks associated with future Company performance. However, actual results could differ materially from those described in the forward-looking statements due to, among other things, the following factors:

Dependence on Sales to Foreign Customers

Sales to foreign customers accounted for 49%, 58% and 62% of consolidated sales in fiscal 1997, 1996 and 1995, respectively. Sales of Communication Products and Services have been even more highly concentrated with foreign customers: 94%, 93% and 95% in fiscal 1997, 1996 and 1995, respectively. Sales to foreign customers often involve risk because of political and economic uncertainties in many foreign countries, which can result in funding delays or inability of those customers to obtain financing for anticipated purchases of Company products. As a result, it is often more difficult to predict order bookings from foreign customers than it is from domestic customers. In addition, foreign political unrest, war and economic downturns could have a significant negative impact on future Company sales and income.

Reliance on Large Orders from a Small Number of Customers

A substantial percentage of sales may be heavily concentrated with a small number of customers. Within the Communication Products and Services segment, one customer accounted for 31%, 39% and 36% of that segment's sales in fiscal 1997, 1996 and 1995, respectively. The same customer accounted for the fiscal 1997 and fiscal 1996 amounts.
Although sales in the Antenna and Imaging Systems business segment have not been so heavily concentrated with one customer, it is common for a small number of customers to each account for approximately 5% to 15% of that segment's sales each year. Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales.
There can be no assurance that the Company will be able to do so in the future. In addition, reliance on large orders can result in financial performance varying widely from quarter-to-quarter, and also carries contract cancellation risk that can more adversely affect Company performance than it would if the Company depended on small orders from a large number of customers.

New Consumer Product and Market

In November 1995, the Company introduced its first consumer product, a mobile direct broadcast satellite ("DBS") television reception system for recreational vehicles and long-haul trucks. This product represents a departure from the Company's historical business that has focused on large contracts, relatively small numbers of deliverables and customers that are primarily government agencies or large corporations. Several additional DBS antenna products were introduced in fiscal 1997, including a marine product line, and a production line was established to meet expected demand for these products. The Company began fiscal 1997 with signed agreements to sell its DBS products through two well-established consumer electronics distributors. That method of distribution was not effective and the Company spent the latter part of fiscal 1997 unwinding the distribution agreements, clearing the distribution pipeline and establishing a factory direct to dealer distribution system. The Company does not have previous experience in building or selling a consumer product. Although it believes it can produce the DBS products in required quantities, there can be no assurance it will be able to do so. Also, although the Company believes its new methods of distribution will improve sales, there can be no assurance it will or that consumer demand for its DBS products will be as large as the Company anticipates.

Competitors

The Company has competitors for all the products and services it offers. The level of competition varies by product line and ranges from many competitors for its radio products to a few competitors for its tracking antenna products. The Company could be adversely affected by competitors' development of new or different products that may provide or be perceived as providing greater value than the Company's products. The Company may or may not be successful in developing competing
products.   Many of the Company's competitors and potential competitors have substantially greater resources than the Company and may be more successful in developing, producing and marketing their products. In such case, the Company may experience substantial competition, which could have a material adverse effect on the Company's business.

Declining Sales for the U.S. Department of Defense

In fiscal 1993, the Company restructured its operations in response to declining DoD spending. Sales for the DoD have declined from $31.9 million in fiscal 1993 to $16.3 million in fiscal 1997, primarily due to completion of long-term DoD contracts that have not been replaced with new orders. The Company believes sales for the DoD may continue to decline in the future, although at a less severe rate than in recent years. However, those sales are still expected to represent a significant portion of the Company's consolidated sales. There can be no assurance that new DoD orders will be received or that the orders received will be sufficient to meet the Company's sales objectives.

General

The Company operates in two business segments: Antenna and Imaging Systems, which are supplied by D/T, and Communication Products and Services, which are supplied by DWC.

Antenna and Imaging Systems

This segment designs and manufactures satellite communication terminals, telemetry tracking and command systems, servo control products and high-quality microwave antennas. In fiscal 1994, because of a continuing decline in defense business, the Company began pursuing additional markets for its products. The primary such market has been remote sensing satellite earth stations, and the Company now provides earth station hardware, software and image processing systems to that market. In fiscal 1996, the Company introduced the DBS-3000, a mobile satellite television reception system for recreational vehicles and long-haul trucks. That system was the Company's first consumer product.

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

Descriptions of the major product areas are as follows:

Satellite Communication (SATCOM) Terminals. The Company is a major supplier of satellite communication antenna systems and subsystems used to receive defense-related data and data transmitted through satellites of other government and commercial organizations. The stabilizing and automatic tracking capabilities of its antenna systems make them particularly well suited for use on ships, motor vehicles and other mobile platforms. Over the past two decades, the Company has been a prime contractor to the U.S. Navy for shipboard SATCOM antenna systems.

The United States military has developed a SATCOM system known as MILSTAR. This system is designed to accommodate satellite communications by the U.S. Army, Navy and Air Force in the EHF (extremely high frequency) spectrum and is much less vulnerable to interference or interception than earlier generation military SATCOM systems. The Company has been a subcontractor of Raytheon in the Navy's segment of the MILSTAR program known as NESP. Under the subcontract, the Company developed a pedestal for shipboard antennas that supports and positions the antenna in response to external commands. Raytheon was awarded the NESP production contract in November 1986 and the Company received its first production award from Raytheon in March 1990. This program was substantially concluded in fiscal 1997.

Telemetry Tracking and Command (TT&C) Systems. TT&C systems monitor and control vehicles such as satellites, missiles and aircraft. They receive radio telemetry signals containing vehicle status information, engage in automatic tracking of the vehicle so contact is maintained and transmit command signals so vehicle control can be established and maintained.

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

Remote Sensing Satellite (RSS) Systems. The RSS systems market is a subset of the broader earth observation market. It involves using several types of satellites containing optical and radar sensors in conjunction with specific earth acquisition and data processing equipment to produce images. The images are in the form of hard copy and/or digital data that allow the user to study changes on the earth's surface or environment. Applications include locating minerals, updating maps, forecasting weather, monitoring crops, studying the environment, monitoring earth resources and gathering economic or military intelligence.

The Company has supplied antennas for RSS purposes for several years.
In fiscal 1994, the Company began to focus more attention and resources on the RSS systems market. As part of this strategy, the Company formed a joint venture with International Imaging Systems, Inc. (I2S), a privately-held company in Milpitas, California, to provide complete RSS systems for the international marketplace. I2S's expertise was in the fields of digital image processing and photogrammetry. The Company acquired I2S in fiscal 1995 and is now able to offer its customers complete RSS earth stations, including image processing capability. During fiscal 1997, RSS sales accounted for 35% of the Antenna and Imaging Systems' sales compared with 29% of its sales in fiscal 1996.

Mobile DBS Television Systems. The Company introduced its first DBS antenna product in fiscal 1996. That product allows a recreational vehicle owner or trucker to receive DBS television from a parked vehicle at the touch of a button by automatically locating the satellite.
During fiscal 1997, the Company introduced several additional DBS antenna products including systems for boats at anchor, boats underway, RVs and trucks on the open road, and satellite telephone service through a dual frequency feed that operates simultaneously with the television system. Also during fiscal 1997, the Company was first to demonstrate live DBS television on a commercial airliner, and now offers airborne DBS systems designed for both commercial and business jets.

Customers and Marketing

Sales of Antenna and Imaging Systems' products and services have historically been concentrated with the DoD, which accounted for 47% of this segment's fiscal 1997 sales and 55% of its fiscal 1996 sales. Marketing and sales activities for its DoD customers are conducted by internal sales and engineering personnel. Most customers for the RSS systems business are foreign government space and communications agencies. Marketing and sales activities for those products are conducted through independent sales representatives in Europe, South America and Asia.

Introduction of mobile DBS television systems required the Company to establish new distribution networks to sell these consumer products. Its initial approach of using exclusive national distributors was not effective and fiscal 1997 sales of these products did not meet Company expectations. The Company is now selling its DBS products direct to dealers and original equipment manufacturers, as well as through select non exclusive distributors and agents. Company employees provide sales and marketing support and installation training for the dealers.

Manufacturing, Assembly and Sources of Supply

Products for the Company's Antenna and Imaging Systems segment are designed, manufactured and assembled at facilities in Simi Valley, California. The Company purchases certain components and subsystems from subcontractors and vendors. Some of these items are standard off-the-shelf components and others are fabricated to Company specifications. The Company also fabricates electronic assemblies from purchased electronic components and circuit boards. A production line for DBS antenna products was established in fiscal 1996 and expanded in fiscal 1997.

The Company is rarely dependent on a single source of supply for materials, parts or components. However, once a subcontractor is selected to provide components built to Company specifications, the Company is often dependent on that subcontractor. Failure of the subcontractor to perform could jeopardize the ability of the Company to meet its required delivery schedules.


Communication Products and Services

This business segment designs, manufactures and distributes high frequency (HF) radios and accessories for over-the-horizon radio communications and very high frequency (VHF) radios and accessories for line-of-sight communications. The Company's HF radios operate in the frequency range of 1.6 to 30 megahertz, where radio waves generated from the transmitter reflect off the ionosphere back to the point of receipt on earth. The Company's VHF radio products, which operate in the frequency range of 30 to 88 megahertz, provide users high-quality transmission for line-of-sight communications.

In addition to its standard radios, the Company offers frequency hopping and encryption options to its VHF product line and automatic link establishment options to its HF product line. Frequency hopping is a technique that prevents interruption or interception of radio signals by changing, at very high speeds, the frequency at which they are transmitted. This technology utilizes advanced synchronized mechanisms that ensure all radios in a network are synchronized and frequency hop at the same time. Automatic link establishment, when used in HF radio equipment, automatically determines the best available frequencies on which to communicate.

The Company offers a wide range of accessory products to complement the HF and VHF product lines. These accessory products include antennas and antenna tuners, power sources, amplifiers, remote control systems, modems, data communications equipment and audio accessories.

A substantial percentage of sales of Communication Products and Services are often concentrated with a small number of customers. In fiscal 1997, two Asian customers accounted for 31% and 24% of this segment's sales. In fiscal 1996, one of the same Asian customers accounted for 39% of this segment's sales. And, in fiscal 1995, an African customer accounted for 36% of this segment's sales. Because it is unusual to receive large orders from the same customer in successive years, it is often necessary to find new customers each year to replace the previous year's sales. To minimize the impact fluctuating sales may have on the Company's operations, temporary employees are used whenever possible.

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

Customers and Marketing

Sales to foreign customers accounted for 94% of this segment's fiscal 1997 sales and 93% of the segment's fiscal 1996 sales. Most of its international customers are agencies of foreign governments that perform civil defense, paramilitary and military operations, and foreign governmental agencies that perform civilian tasks unrelated to military operations, such as civil aviation agencies, drug interdiction agencies, embassies and disaster relief organizations. Domestic customers are primarily various agencies of the United States Government, including the Drug Enforcement Administration and Department of State.

The Company's products are sold in over 80 countries by a network of independent sales and service representatives, most of whom are non-exclusive sales agents of the Company. These representatives provide both pre-sale and post-sale support. Many of them operate service facilities that offer both warranty and long-term maintenance of the Company's equipment. Sales are usually denominated in U.S. Dollars.

In addition to direct sales, the Company sometimes sells its radio products to international suppliers of complementary equipment. It also sometimes licenses the local manufacturing of its equipment to customers in certain countries. The latter practice is usually followed where local regulations discourage the importation of complete units.

Manufacturing, Assembly and Sources of Supply

Communication products are designed and manufactured at facilities in Escondido, California. Company engineers work closely with manufacturing and marketing personnel to improve existing designs and to introduce new products that meet the ever changing demands of the marketplace. A new family of handheld radios was introduced in fiscal 1997 and introduction of additional new radio products is planned for fiscal 1998. The Company purchases certain electronic components, circuit boards and fabricated metal parts, and painting and silk screening services. Other than when it licenses overseas manufacturing for a particular local market, the Company performs most other manufacturing functions necessary for the production of its products.

The Company is rarely dependent on any single source of supply for the manufacture of its communication products. Although only one supplier may be used for certain parts, the Company believes that multiple sources are usually available.


Backlog

Order backlog at March 31 was as follows:

                                        1997       1996
                                   ------------------------
     Antenna and Imaging Systems   $13,086,000 $19,321,000
     Communication Products and
       Services                      4,862,000   2,801,000
                                    -----------------------
     Total                         $17,948,000 $22,122,000
                                   =======================

The 32% decrease in Antenna and Imaging Systems backlog at March 31, 1997 compared with the prior year was primarily due to lower bookings of remote sensing systems and to a continued decline in long-term DoD business. The lower bookings of remote sensing systems resulted in part from delayed awards. Several of those delayed awards were received in the first quarter of fiscal 1998, and as result order bookings for remote sensing systems are expected to be higher in fiscal 1998 than they were in fiscal 1997.

The 74% increase in Communication Products and services backlog at March 31, 1997 compared with the prior year was due to improved order bookings in the fourth quarter ended March 31, 1997. Although fourth quarter order bookings were higher than they were in the comparable period last year, order bookings for Communication Products and Services were lower in fiscal 1997 than they were in fiscal 1996. There can be no assurances that order bookings will improve in fiscal 1998.

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


Patents, Trademarks, Copyrights and Licenses

The Company has applied for several patents related to its DBS products. However, the Company believes that patents are not a significant factor in the Company's business and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

DATRON(r) and design, TRANSWORLD(r), I2S(r), PRI2SM(r), OPEN 2000(r), DBS-2000(r) and DBS-3000(r) are registered trademarks of the Company.
The Company is in process of applying to the U.S. Patent and Trademark Office to use the trademarks VI2STA(tm) and DBS-4000(tm), based on intent to use.

The Company has obtained licenses for the VHF frequency hopping technology and for the automatic link establishment technology used in the Company's VHF and HF radio products, respectively.


Employees

The Company employed approximately 309 employees at the end of fiscal 1997 compared with approximately 345 employees at the end of fiscal 1996. The decrease in employment during fiscal 1997 was primarily due to reductions in overhead personnel in the Communication Products and Services segment resulting from a lower sales level in fiscal 1997.

None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.


Financial Information

Additional financial information concerning segment, geographic and major customers is included in Note 10 of the Notes to Consolidated Financial Statements. See Part II, Item 8.

Item 2.  Properties.

DWC leases approximately 63,000 square feet of office, engineering and manufacturing space in Escondido, California. The lease term expires on January 31, 1999 with two renewal options of five years each. DWC and the Company's corporate headquarters operate from that facility.

D/T owns a 110,000 square foot office, engineering and manufacturing building located on a nine-acre site in Simi Valley, California. D/T conducts operations from that facility.

D/T leases 139,000 square feet of office, engineering and manufacturing space in Camarillo, California. The term of the lease is seven years expiring June 28, 1998. In June 1993, the Company moved from that facility as part of the consolidation of D/T. The Company has sublet 108,100 square feet of the facility to three subtenants whose subleases expire on June 28, 1998. D/T also leases a 20,000 square foot office, engineering and manufacturing facility in San Jose, California. That lease term expires March 31, 1999. The Company has sublet that facility to a subtenant whose sublease expires March 31, 1999.

Information with respect to obligations for lease rentals is included in
Note 9 of the Notes to Consolidated Financial Statements.  See Part II,
Item 8. The Company considers its properties to be suitable and adequate for its present needs. The facilities in Escondido and Simi Valley are being fully utilized. The facility in Camarillo is not needed and a portion of it has been sublet. The facility in San Jose is not needed and has been sublet.


Item 3.  Legal Proceedings.

The Company is not involved in any litigation that is expected to have a material effect on the Company's business or consolidated financial position.

In August 1992, Trans World Communications, Inc. (Trans World), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation (ATACS) and AIRTACS Corporation (AIRTACS) relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In a May 28, 1997 ruling, the court found Trans World in breach of a teaming agreement but was not able to determine what damages, if any, were incurred by ATACS and AIRTACS. The court ordered both parties to submit supplemental findings to support their positions regarding damages. The Company believes final resolution of this matter will not materially affect the consolidated financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


Executive Officers of the Registrant

Richard W. Pershing, 69, has been Chairman of the Board of Directors of the Company since September 1984.

David A. Derby, 55, has been President and Chief Executive Officer of the Company since May 1982.

William L. Stephan, 51, has been Vice President, Chief Financial Officer and Treasurer of the Company since November 1993.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 11 of the Annual Report, that portion of which is attached hereto as Exhibit 13.


Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 of Form 10-K is incorporated herein by reference from the consolidated financial statements of the Company at March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997 and the Independent Auditors' Report appearing on pages 12 through 26 of the Annual Report, that portion of which is attached hereto as Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years ended March 31, 1997, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III


Item 10.  Directors and Executive Officers of the Registrant.

Information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section captioned "Nomination and Election of Directors" in the Company's Notice of Annual Meeting of Stockholders to be Held Monday, August 18, 1997 at 11:00 A.M. and Proxy Statement ("Proxy Statement"), a copy of which is to be filed as Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
K.

(a)  The following documents are filed as part of this report:

                                                        Page in 1997
                                                        Annual Report
(1)  Financial Statements:

     Consolidated Balance Sheets at March 31, 1997
     and 1996                                              12

     Consolidated Statements of Operations for the Years
     Ended March 31, 1997, 1996 and 1995                   13

     Consolidated Statements of  Stockholders' Equity for
     the Years Ended March 31, 1997, 1996 and 1995         14-15

     Consolidated Statements of Cash Flows for the Years
     Ended March 31, 1997, 1996 and 1995                   16

     Notes to Consolidated Financial Statements            17-25

     Independent Auditors' Report                          26

(2)  Financial Statement Schedules:                        Page

     Independent Auditors' Report on Financial
     Statement Schedule                                    S-1

     Schedule II.  Valuation and Qualifying Accounts       S-2

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

     4.15   Stockholder Rights Agreement dated August 21, 1990.<F7>

     4.16 First Amendment to Stockholder Rights Agreement dated as of October 29, 1993.<F9>

     10.5   1988 Key Employee Stock Purchase Plan.<F2>

     10.8    Employment Agreement between the Registrant and
             David A. Derby.<F3>

     10.9    Employment Agreement between the Registrant and
             Richard W. Pershing.<F3>

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

     10.38   Contribution and Assumption Agreement between Datron
             Systems Incorporated and Datron/Transco Inc. dated
             June 30, 1993.<F9>

     10.39 Datron Systems Incorporated Profit Sharing and Savings Plan (Amended and Restated as of March 1, 1994).<F9>

     10.40 Trans World Communications, Inc. 401(k) Plan, as amended effective April 1, 1994.<F9>

     10.41   Credit Agreement and Note between the Registrant and
             Union Bank dated May 11, 1994.<F9>

     10.46  1995 Stock Option Plan.<F10>

     10.47   Second Amendment to Trans World Communications, Inc.
             Lease Agreement dated February 8, 1995.<F10>

     10.48   Agreement and Plan of Merger between Datron
             Telecommunications International Inc. and Trans World Communications, Inc. dated as of March 14, 1995.<F10>

     10.49   First, Second, Third and Fourth Amendments to Credit
             Agreement and Note between the Registrant and Union Bank dated as of October 26, 1994, December 29, 1994, February 28, 1995 and March 31, 1995, respectively.<F10>

     10.50 Fifth Amendment to Credit Agreement and Note between the Registrant and Union Bank dated as of August 17, 1995.<F11>

     10.51 Sixth Amendment to Credit Agreement and Note between the Registrant and Union Bank dated as of January 3, 1996.<F12>

     10.52 Seventh Amendment to Credit Agreement and Note between the Registrant and Union Bank dated as of January 31,1996.<F12>

     10.53 Datron Systems Incorporated Supplemental Executive Profit Sharing Plan (Effective as of April 1, 1994)<F13>

     10.54 Third Amendment to Trans World Communications, Inc. Lease Agreement dated May 1, 1995.<F13>

     10.55 Eighth Amendment to Credit Agreement and Note between the Registrant and Union Bank dated as of May 24, 1996<F13>.

     10.56 Ninth Amendment to Credit Agreement and Note between the Registrant and Union Bank of California dated as of November 25, 1996 <F14>.

     10.57 First Amendment of the Datron Systems Incorporated Profit Sharing and Savings Plan (Amended and Restated as of
             March 1, 1994).

     10.58 Datron Systems Incorporated Employee Stock Purchase Plan (Adopted Effective July 1, 1997). (Subject to stockholder approval at the 1997 annual meeting.)

     13      Certain portions of Registrant's Annual Report to
             Stockholders for the fiscal year ended March 31, 1997 containing information required by Part I and Part II of this report.

     21      Subsidiaries.

     22 Proxy Statement, Notice of Annual Meeting of Stockholders to be Held Monday, August 18, 1997 at 11:00 A.M. and Form of Proxy (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K) to be filed within 120 days of the end of the Registrant's fiscal year.

     23      Independent Auditors' Consent -- Deloitte and Touche.

     24      Power of Attorney (on signature page 16)

     27      Financial Data Schedule.


_____________________

<F1> Incorporated by this reference to the Exhibit bearing the same number filed with the Registration Statement on Form 8-B of the Registrant on November 13, 1987.

<F2>  Incorporated by this reference to the Registration Statement on
      Form S-8 of the Registrant filed March 22, 1988.

<F3> Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

<F4> Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

<F5> Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's report on Form 8-K dated July
     13, 1990.

<F6> Incorporated by this reference to the Registration Statement on
     Form S-8 of the Registrant filed April 16, 1993.

<F7> Incorporated by this reference to Exhibit I to the Registrant's
     Registration Statement on Form 8-A filed November 5, 1990.

<F8> Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

<F9> Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

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

<F14>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.



Supplemental Information

Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 18, 1997 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they will be distributed to Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 26, 1997         DATRON SYSTEMS INCORPORATED


                              By:  /s/  DAVID A. DERBY
                                   David A. Derby
                                   President, Chief Executive
                                   Officer and Director

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

     Signature                    Title                Date

By:  /s/ RICHARD W. PERSHING  Chairman of the Board
     Richard W. Pershing       of Directors           June 26, 1997


                              President, Chief
                              Executive
By:  /s/  DAVID A. DERBY      Officer and Director
     David A. Derby           (Principal Executive    June 26, 1997
                              Officer)


                               Vice President, Chief
                               Financial
By:  /s/  WILLIAM L. STEPHAN   Officer (Principal
                               Financial and
     William L. Stephan        Accounting Officer)    June 26, 1997



By:  /s/  KENT P. AINSWORTH    Director               June 19, 1997
     Kent P. Ainsworth



By:  /s/  MICHAEL F. BIGHAM    Director               June 14, 1997
     Michael F. Bigham



By:  /s/  ADRIAN C. CASSIDY    Director               June 14, 1997
     Adrian C. Cassidy



By:  /s/  PETER F. SCOTT       Director               June 16, 1997
     Peter F. Scott



By:  /s/  ROBERT D. SHERER     Director               June 16, 1997
     Robert D. Sherer

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





Board of Directors
Datron Systems Incorporated
Escondido, California


We have audited the consolidated financial statements of Datron Systems Incorporated (the Company) as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 9, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
San Diego, California
May 9, 1997

DATRON SYSTEMS INCORPORATED
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

<CAPTION


                     Balance at                                  Balance at
                      Beginning                                      End
Description            of Year     Additions      Write-offs       of Year

Year ended March 31
 1995
Allowance for
 doubtful accounts    $171,000        $79,000         $3,000       $247,000
Allowance for
 inventory
 obsolescence        1,337,000        323,000        936,000        724,000
Allowance for
 warranties            400,000        828,000        479,000        749,000
                    ----------     ----------     ----------     ----------
                    $1,908,000     $1,230,000     $1,418,000     $1,720,000
                    ==========     ==========     ==========     ==========

Year ended March 31,
 1996
Allowance for
 doubtful accounts    $247,000        $98,000        $98,000       $247,000
Allowance for
 inventory
 obsolescence          724,000         45,000         60,000        709,000
Allowance for
 warranties            749,000        754,000        488,000      1,015,000
                    ----------     ----------     ----------     ----------
                    $1,720,000       $897,000       $646,000     $1,971,000
                    ==========     ==========     ==========     ==========


Year ended March 31,
 1997
Allowance for
 doubtful accounts    $247,000       $126,000       $157,000       $226,000
Allowance for
 inventory
 obsolescence          709,000        735,000         94,000      1,350,000
Allowance for
 warranties          1,015,000        632,000        940,000        707,000
                    ----------     ----------     ----------     ----------
                    $1,971,000     $1,503,000     $1,191,000     $2,283,000
                    ==========     ==========     ==========     ==========