Form 10-Q
period 1997-06-30
DATRON SYSTEMS INC/DE
filed 1997-07-30
CIK 27116

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended          June 30, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the transition period from          to

Commission File Number:        0-7445

        DATRON SYSTEMS INCORPORATED
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

        Delaware                          95-2582922
-------------------------------      ------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)


304 Enterprise Street, Escondido, California  92029-1297
------------------------------------------------------
(Address of principal executive offices)      (zip code)


          (760) 747-3734
---------------------------------------------------
(Registrant's telephone number, including area code)


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

     As of July 25, 1997, the Registrant had only one class of common stock, par value $0.01, of which there were 2,665,416 shares outstanding.

                       PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                     June 30,   March 31
                                                       1997       1997
                                                    --------    --------
                                                   (Unaudited)

ASSETS
Current assets:
  Cash                                                  $790     $1,072
  Accounts receivable, net                             9,496     17,896
  Inventories                                         14,767     14,309
  Deferred income taxes                                2,788      2,788
  Prepaid expenses and other current assets            1,491      1,168
                                                     --------   --------
      Total current assets                            29,332     37,233
Property, plant and equipment, net                    11,671     12,030
Goodwill, net                                          5,800      5,851
Investment                                             1,113      1,113
Other assets                                             243        249
                                                     --------   --------
      Total assets                                   $48,159    $56,476
                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $4,123     $7,647
  Accrued expenses                                     2,757      3,103
  Customer advances                                    2,055        744
  Income taxes payable                                   194        194
  Current portion of restructuring reserve               789        789
                                                     --------   --------
      Total current liabilities                        9,918     12,477
Long-term debt                                         3,900      8,900
Restructuring reserve                                    191        435
Deferred income taxes                                  2,056      2,056
                                                     --------   --------
      Total liabilities                               16,065     23,868
                                                     --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in June and March                                     31         31
  Additional paid-in capital                          10,595     10,602
  Retained earnings                                   23,869     24,417
  Treasury stock, at cost; 399,521 and 404,521
    shares in June and March, respectively            (2,157)    (2,198)
  Stock option plan and stock purchase plan notes rec   (244)      (244)
                                                     --------   --------
      Total stockholders' equity                      32,094     32,608
                                                     --------   --------
      Total liabilities and stockholders' equity     $48,159    $56,476
                                                     ========   ========
See notes to consolidated financial statements.


                        DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (In thousands, except per-share amounts)


                                                 Three Months Ended
                                                      June 30,
                                                   1997     1996
                                                 ------------------

Net sales                                         $10,341  $12,457
Cost of sales                                       7,986    9,001
                                                 ------------------
Gross profit                                        2,355    3,456

Selling, general and admin.                         2,748    2,731
Research and development                              389      558
                                                 ------------------
Operating (loss) income                              (782)     167

Interest expense                                     (118)    (117)
Other expense                                          (6)     ---
                                                 ------------------
(Loss) income before income taxes                    (906)      50

Income taxes (benefit)                               (358)      21
                                                 ------------------

Net (loss) income                                   ($548)     $29
                                                 ==================

Net (loss) income per share                        ($0.21)   $0.01
                                                 ==================

Weighted average number of
  common and common equivalent
  shares outstanding                                2,664    2,694
                                                 ==================

See notes to consolidated financial statements.


                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                     Three Months Ended
                                                          June 30,
                                                       1997       1996
                                                    ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                      ($548)       $29
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                        693        734
    Restructuring                                       (244)      (537)
    Changes in operating assets and liabilities:
      Accounts receivable                              8,400        934
      Inventories                                       (458)      (481)
      Prepaid expenses and other assets                 (321)       547
      Accounts payable and accrued expenses           (3,870)    (2,623)
      Customer advances                                1,311     (1,682)
      Income taxes payable                               ---         13
                                                    ---------  ---------
Net cash provided by (used in) operating activities    4,963     (3,066)
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (279)      (111)
Purchase of investment                                   ---       (223)
                                                    ---------  ---------
Net cash used in investing activities                   (279)      (334)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in long-term debt                 (5,000)     2,200
Stock options exercised                                   34        256
                                                    ---------  ---------
Net cash (used in) provided by financing activities   (4,966)     2,456
                                                    ---------  ---------

(DECREASE) IN CASH                                      (282)      (944)
Cash at beginning of period                            1,072      1,393
                                                    ---------  ---------
CASH AT END OF PERIOD                                   $790       $449
                                                    =========  =========

See notes to consolidated financial statements.

Datron Systems Incorporated
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
     ---------------------
The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 1997 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1997 has been derived from audited financial statements.


2.   (Loss) Income per Share
     -----------------------
Shares used in computing (loss) income per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans when such amounts are dilutive. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("EPS"). This statement requires presentation of income per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as Fully Diluted EPS illustrated in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The Company will be required to adopt the new method of reporting income per share in the three-month period ended December 31, 1997. Based on the Company's existing capital structure, the anticipated results of implementing SFAS No. 128 would reflect income per share in materially the same manner as currently reported.


3.   Accounts Receivable
     -------------------
At June 30, 1997 and March 31, 1997, accounts receivable were as follows:

                                June 30,      March 31,
                                  1997           1997
                              -----------     -----------

     Billed                   $ 5,294,000     $14,019,000
     Unbilled                   4,419,000       4,103,000
                              -----------      ----------
     Subtotal                   9,713,000      18,122,000
     Allowance for
      doubtful accounts          (217,000)       (226,000)
                               ----------     -----------
     Total                     $9,496,000     $17,896,000
                               ==========     ===========

4.   Inventories
     -----------
At June 30, 1997 and March 31, 1997, inventories were as follows:

                                    June 30,             March 31,
                                     1997                  1997
                                   -----------        ------------

     Raw materials                 $ 9,329,000         $ 9,316,000
     Work-in-process                 3,776,000           2,753,000
     Finished goods                  1,662,000           2,240,000
                                   -----------         -----------
     Total                         $14,767,000         $14,309,000
                                   ===========         ===========

Inventories are presented net of allowances for obsolescence of $1,350,000 at June 30, 1997 and March 31, 1997.


5.   Property, Plant and Equipment
     -----------------------------
At June 30, 1997 and March 31, 1997, property, plant and equipment was as follows:

                                      June 30,     March 31,
                                        1997         1997
                                   ------------  ------------

     Land and buildings            $  8,529,000  $  8,529,000
     Machinery and equipment         14,728,000    14,590,000
     Furniture and office
      equipment                       1,443,000     1,443,000
     Leasehold improvements             820,000       815,000
     Construction-in-process            177,000        66,000
                                    -----------    ----------
     Subtotal                        25,697,000    25,443,000
     Accumulated depreciation and
        amortization                (14,026,000)  (13,413,000)
                                    -----------   -----------
     Total                          $11,671,000   $12,030,000
                                    ===========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments: Antenna and Imaging Systems, and Communication Products and Services. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense (DoD). This segment also sells remote sensing satellite earth stations to worldwide commercial, scientific and military organizations. In fiscal 1996, this segment introduced the DBS-3000, a mobile satellite television reception system for recreational vehicles and long-haul trucks. This system was the Company's first consumer product. Several additional direct broadcast satellite ("DBS") antenna products were introduced in fiscal 1997. The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories for worldwide military and civilian purposes.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Actual results could differ materially. Reference is hereby made to the statement of Investment Considerations contained in Part I, Item 1 of the Company's Form 10-K, which is available from the Company upon request.

Results of Operations
---------------------
Net loss for the first quarter of fiscal 1998 was $548,000, or $0.21 per share, compared with net income of $29,000, or $0.01 per share, in the first quarter of fiscal 1997. Net sales in the first quarter of fiscal 1998 were $10,341,000, a 17% decrease from first quarter sales last fiscal year of $12,457,000. The decrease in sales was primarily due to lower sales of radio products, military antennas and DBS antenna products. The net loss was due to lower gross profits on the lower sales, partially offset by lower product development expenses.

Operating results for each business segment were as follows:

Antenna and Imaging Systems
---------------------------

                                    Three Months Ended
                                         June 30,
                                   1997          1996
                                 ----------     ----------

     Net sales                   $7,219,000     $8,384,000
                                 ==========     ==========
     Gross profit                $1,359,000     $2,094,000
                                 ==========     ==========
     Operating (loss) income      ($342,000)        $4,000
                                 ==========     ==========

Sales of Antenna and Imaging Systems products decreased 14% in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997. The decrease was primarily due to lower sales of military and DBS antenna products.

Gross profit percentage on sales of Antenna and Imaging Systems products was 18.8% in the first quarter of fiscal 1998 compared with 25.0% in the first quarter last fiscal year. The decrease was primarily due to higher engineering costs on military antenna contracts.

Operating loss percentage from sales of Antenna and Imaging Systems products was 4.7% in the first quarter of fiscal 1998 compared with operating income of 0.0% in the first quarter last fiscal year. The decrease resulted from lower gross profits, partially offset by lower product development expenses.

Communication Products and Services
-----------------------------------

                                  Three Months Ended
                                       June 30,
                                1997             1996
                               ----------     ----------

     Net sales                 $3,122,000     $4,073,000
                               ==========     ==========
     Gross profit                $996,000     $1,362,000
                               ==========     ==========
     Operating (loss) income     ($87,000)      $555,000
                               ==========     ==========

Sales of Communication Products and Services decreased 23% in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997. The decrease in sales was due to low order bookings of radio products resulting primarily from delays in new product development and introduction.

Gross profit percentage on sales of Communication Products and Services was 31.9% in the first quarter of fiscal 1998 compared with 33.4% in the first quarter last fiscal year. The decrease was primarily due to inefficiencies resulting from the low level of sales in the recent quarter.

Operating loss percentage from sales of Communication Products and Services was 2.8% in the first quarter of fiscal 1998 compared with operating income of 13.6% in the first quarter last fiscal year. The decrease resulted from higher administrative and product development expenses, lower gross profits and from the low level of sales in the recent quarter.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,748,000 in the first quarter of fiscal 1998, a 1% increase compared with first quarter of fiscal 1997 expenses of $2,731,000. The increase resulted from higher administrative expenses being partially offset by lower selling expenses.

Research and development expenses were $389,000 in the first quarter of fiscal 1998 compared with $558,000 in the first quarter last fiscal year. The 30% decrease was due to significantly lower spending on development programs for mobile DBS television products, partially offset by increased spending on development programs for new radio products.

Order backlog at June 30 was as follows:

                                      1997           1996
                                     -----------    -----------

     Antenna and Imaging Systems   $25,906,000    $22,690,000
     Communication Products
      and Services                   4,793,000      2,576,000
                                   -----------    -----------
     Total                         $30,699,000    $25,266,000
                                   ===========    ===========

The 14% increase in Antenna and Imaging Systems backlog at June 30, 1997 compared with June 30, 1996 resulted primarily from higher order bookings for remote sensing systems. This segment's first quarter fiscal 1998 order bookings were $20.0 million, of which over $11 million were for remote sensing systems.

The 86% increase in Communication Products and Services backlog at June 30, 1997 compared with June 30, 1996 was primarily due to improved order bookings in the fourth fiscal quarter ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------
At June 30, 1997, working capital was $19,414,000 compared with $24,756,000 at March 31, 1997, a decrease of $5,342,000 or 22%. Major changes affecting working capital during this period were the following: accounts receivable decreased $8,400,000 due to good collections; inventories increased $458,000 primarily to meet production requirements for new antenna orders; accounts payable and accrued expenses decreased $3,870,000; and customer advances increased $1,311,000. The Company's cash position at June 30, 1997 was $790,000 compared with $1,072,000 at March 31, 1997, a decrease of 26%. At June 30, 1997, the Company had borrowed $3,900,000 in term debt from its bank to meet operating cash requirements. These borrowings represent a 56% decrease in term debt from the $8,900,000 of borrowings at March 31, 1997.

Capital equipment expenditures were $279,000 during the first three months of fiscal 1998 compared with $111,000 in the first three months last fiscal year. Although the Company anticipates expenditures for capital equipment will be higher in fiscal 1998 than they were in fiscal 1997, there were no material commitments for capital expenditures at June 30, 1997.

At June 30, 1997, the Company had a $19,500,000 committed revolving line of credit with its bank, of which up to $12,000,000 may be used for the issuance of letters of credit and up to $10,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. The Company is in negotiations with its bank to amend the working capital and letter of credit sublimits and to extend the maturity date of the credit agreement. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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

     None.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DATRON SYSTEMS INCORPORATED



 Date July 30, 1997                      By:  /s/ WILLIAM L. STEPHAN
                                         Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)