Form 10-Q
period 1997-09-30
DATRON SYSTEMS INC/DE
filed 1997-10-28
CIK 27116

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended       September 30, 1997

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

304 Enterprise Street, Escondido, California 92029-1297
------------------------------------------------------------
(Address of principal executive offices)      (zip code)

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

     As of October 24, 1997, the Registrant had only one class of common stock, par value $0.01, of which there were 2,669,858 shares outstanding.

                       PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                     Sept 30,   March 31
                                                       1997       1997
                                                     --------   --------
                                                    (Unaudited)
ASSETS
Current assets:
  Cash                                                  $376     $1,072
  Accounts receivable, net                            16,555     17,896
  Inventories                                         13,834     14,309
  Deferred income taxes                                2,788      2,788
  Prepaid expenses and other current assets            1,254      1,168
                                                     --------   --------
      Total current assets                            34,807     37,233
Property, plant and equipment, net                    11,293     12,030
Goodwill, net                                          5,749      5,851
Investment                                             1,113      1,113
Other assets                                             204        249
                                                     --------   --------
      Total assets                                   $53,166    $56,476
                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $7,263     $7,647
  Accrued expenses                                     2,798      3,103
  Customer advances                                    2,501        744
  Income taxes payable                                   194        194
  Current portion of restructuring reserve               592        789
                                                     --------   --------
      Total current liabilities                       13,348     12,477
Long-term debt                                         5,300      8,900
Restructuring reserve                                    180        435
Deferred income taxes                                  2,056      2,056
                                                     --------   --------
      Total liabilities                               20,884     23,868
                                                     --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,063,937 shares issued
    in September and March                                31         31
  Additional paid-in capital                          10,610     10,602
  Retained earnings                                   24,018     24,417
  Treasury stock, at cost; 394,079 and 404,521
    shares in September and March, respectively       (2,133)    (2,198)
  Stock option plan and stock purchase plan notes rec   (244)      (244)
                                                     --------   --------
      Total stockholders' equity                      32,282     32,608
                                                     --------   --------
      Total liabilities and stockholders' equity     $53,166    $56,476
                                                     ========   ========
See notes to consolidated financial statements.


                        DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (In thousands, except per-share amounts)


                                 Three Months Ended   Six Months Ended
                                   September 30,        September 30,
                                   1997    1996         1997     1996
                                 -----------------    ------------------

Net sales                        $14,937  $14,620      $25,278  $27,077
Cost of sales                     11,326   10,711       19,312   19,712
                                 -----------------    ------------------
Gross profit                       3,611    3,909        5,966    7,365

Selling, general and admin.        2,797    2,991        5,545    5,722
Research and development             471      482          860    1,040
                                 -----------------    ------------------
Operating income (loss)              343      436         (439)     603

Interest expense                     (81)    (177)        (199)    (294)
Other expense                         (4)     ---          (10)     ---
                                 -----------------    ------------------
Income (loss) before income taxes    258      259         (648)     309

Income taxes (benefit)               109      104         (249)     125
                                 -----------------    ------------------

Net income (loss)                   $149     $155        ($399)    $184
                                 =================    ==================

Net income (loss) per share        $0.06    $0.06       ($0.15)   $0.07
                                 =================    ==================

Weighted average number of
  common and common equivalent
  shares outstanding               2,689    2,681        2,677    2,687
                                 =================    ==================

See notes to consolidated financial statements.


                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                     Six Months Ended
                                                        September 30,
                                                       1997       1996
                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                      ($399)      $184
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                      1,284      1,429
    Restructuring                                       (452)      (801)
    Changes in operating assets and liabilities:
      Accounts receivable                              1,341     (3,458)
      Inventories                                        475        517
      Prepaid expenses and other assets                  (50)     1,712
      Accounts payable and accrued expenses             (689)    (2,444)
      Customer advances                                1,757        406
      Income taxes payable                               ---        121
                                                    ---------  ---------
Net cash provided by (used in) operating activities    3,267     (2,334)
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (436)      (194)
Purchase of investment                                   ---       (223)
                                                    ---------  ---------
Net cash used in investing activities                   (436)      (417)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in long-term debt                 (3,600)     1,400
Stock options exercised                                  126        264
Purchase of treasury stock                               (53)       ---
                                                    ---------  ---------
Net cash (used in) provided by financing activities   (3,527)     1,664
                                                    ---------  ---------

DECREASE IN CASH                                        (696)    (1,087)
Cash at beginning of period                            1,072      1,393
                                                    ---------  ---------
CASH AT END OF PERIOD                                   $376       $306
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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at September 30, 1997 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1997 has been derived from audited financial statements.


2.   Income (Loss) per Share
     -----------------------
Shares used in computing income (loss) per share include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans when such amounts are dilutive. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("EPS"). This statement requires presentation of income per share to reflect both "Basic EPS" as well as "Diluted EPS" on the face of the income statement. In general, Basic EPS excludes dilution created by stock equivalents and is a function of the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution created by stock equivalents as if such equivalents are converted into common stock and is calculated in substantially the same manner as Fully Diluted EPS illustrated in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

The Company will be required to adopt the new method of reporting income per share in the three-month period ending December 31, 1997. Based on the Company's existing capital structure, implementation of SFAS No. 128 is not expected to have a material effect on the Company's income (loss) per share.


3.   Accounts Receivable
     -------------------
At September 30, 1997 and March 31, 1997, accounts receivable were as follows:

                                 September 30,    March 31,
                                    1997            1997
                                 -------------  -----------
Billed                           $11,749,000    $14,019,000
Unbilled                           5,032,000      4,103,000
                                 -------------  -----------
Subtotal                          16,781,000     18,122,000
Allowance for doubtful accounts     (226,000)      (226,000)
                                ------------    -----------
Total                            $16,555,000    $17,896,000
                                ============    ===========


4.   Inventories
     -----------
At September 30, 1997 and March 31, 1997, inventories were as follows:

                                   September 30,         March 31,
                                       1997                1997
                                  -------------      -------------
Raw materials                      $ 9,193,000         $ 9,316,000
Work-in-process                      3,516,000           2,753,000
Finished goods                       1,125,000           2,240,000
                                  ------------        ------------
Total                              $13,834,000         $14,309,000
                                  ============        ============

Inventories are presented net of allowances for obsolescence of $1,453,000 and $1,350,000 at September 30, 1997 and March 31,
1997, respectively.


5.   Property, Plant and Equipment
     -----------------------------
At September 30, 1997 and March 31, 1997, property, plant and equipment was as follows:

                              September 30,           March 31,
                                  1997                  1997
                              --------------       --------------

Land and buildings              $  8,529,000         $  8,529,000
Machinery and equipment           14,981,000           14,590,000
Furniture and office equipment     1,457,000            1,443,000
Leasehold improvements               820,000              815,000
Construction-in-process               66,000               66,000
                                ------------        -------------
Subtotal                          25,853,000           25,443,000
Accumulated depreciation and
   amortization                  (14,560,000)         (13,413,000)
                                ------------        -------------
Total                            $11,293,000          $12,030,000
                                ============        =============

6.   Long-Term Debt
     --------------
On August 8, 1997, the Company amended and restated its credit agreement and note with its bank. Under the amended agreement, the Company has a committed revolving line of credit with the bank of $19,500,000, of which up to $15,000,000 may be used for letters of credit and up to $9,500,000 may be used for direct working capital advances. Total credit extended may not exceed $19,500,000. The letter of credit facility expires on June 30, 1999 and the working capital facility expires on December 31, 1998. Interest is payable on borrowings under the working capital line at the bank's prime rate plus 0.85% or at LIBOR plus 1.85% at the option of the Company. At September 30, 1997, the bank's prime rate was 8.50%. The line of credit is secured by assets of the Company and contains certain financial covenants with which the Company is in compliance. A commitment fee of 0.25% per annum is payable to the bank on the unused portion of the working capital facility. At September 30,1997, there were borrowings of $5,300,000 under the working capital line and the bank had issued letters of credit against the line totaling $7,255,000.


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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements. Actual results could differ materially. Reference is hereby made to the statement of Investment Considerations contained in Part I, Item 1, of the Company's Form 10-K, which is available from the Company upon request.

Results of Operations
---------------------
Net income for the second quarter of fiscal 1998 was $149,000, or $0.06 per share, compared with net income of $155,000, or $0.06 per share, in the second quarter of fiscal 1997. Net sales in the second quarter of fiscal 1998 were $14,937,000, a 2% increase from second quarter net sales last fiscal year of $14,620,000. The increase in sales was primarily due to higher sales of military antennas and remote sensing systems, partially offset by lower sales of direct broadcast satellite (DBS) antenna products. Although net income in the recent quarter was not materially different from net income in the second quarter last fiscal year, the Company experienced lower gross profits in the recent quarter, partially offset by lower selling, administrative and interest expenses.

Net loss for the six months ended September 30, 1997 was $399,000, or $0.15 per share, compared with net income of $184,000, or $0.07 per share, for the comparable period last fiscal year. Net sales for the six months were $25,278,000, a 7% decrease from net sales of $27,077,000 for the first six months last fiscal year. The decrease in sales was primarily due to lower sales of DBS antenna products and radio products. The net loss resulted from lower gross profits on the lower sales, partially offset by lower operating and interest expenses.

Operating results for each business segment were as follows:

Antenna and Imaging Systems
---------------------------

                        Three Months Ended         Six Months Ended
                           September 30,             September 30,
                       1997          1996          1997          1996
                  -----------    ----------     -----------   -----------

Net sales         $9,769,000     $9,377,000     $16,988,000   $17,761,000
                  ==========     ==========     ===========   ===========
Gross profit      $1,876,000     $2,493,000      $3,235,000    $4,587,000
                  ==========     ==========     ===========   ===========
Operating income
   (loss)           $234,000       $556,000       ($108,000)     $560,000
                  ==========     ==========     ===========    ==========


Sales of Antenna and Imaging Systems products increased 4% in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997. The increase was due to higher sales of military antennas and remote sensing systems, partially offset by lower sales of DBS antenna products. Sales in the first six months of fiscal 1998 were 4% lower than in the first six months of fiscal 1997. The decrease was primarily due to lower sales of DBS antenna products, partially offset by higher sales of military antennas.

Gross profit percentage on sales of Antenna and Imaging Systems products was 19.2% in the second quarter of fiscal 1998 compared with 26.6% in the second quarter last fiscal year. The decrease was primarily due to higher engineering costs, manufacturing inefficiencies and severance costs associated with a reduction in personnel. Gross profit percentage for the first six months of fiscal 1998 was 19.0% of sales compared with 25.8% of sales for the first six months of fiscal 1997. The decrease was primarily due to higher engineering costs and manufacturing inefficiencies. Several personnel changes were made in the second quarter of fiscal 1998 in an effort to improve operational efficiencies. A short-term effect of these changes was to increase expenses.

Operating income percentage on sales of Antenna and Imaging Systems products was 2.4% in the second quarter of fiscal 1998 compared with 5.9% in the second quarter last fiscal year. The decrease resulted from lower gross profits, partially offset by lower selling, product development and administrative expenses. Operating loss percentage for the first six months of fiscal 1998 was 0.6% of sales compared with an operating income percentage of 3.2% of sales for the first six months of fiscal 1997. The decrease was primarily due to lower gross profits, partially offset by lower product development, selling and administrative expenses.

Communication Products and Services
-----------------------------------

                    Three Months Ended           Six Months Ended
                      September 30,                September 30,
                    1997           1996          1997          1996
                 ----------     ----------    -----------    ----------

Net sales        $5,168,000     $5,243,000     $8,290,000    $9,316,000
                 ==========     ==========    ===========    ==========
Gross profit     $1,735,000     $1,416,000     $2,731,000    $2,778,000
                 ==========     ==========    ===========    ==========
Operating income   $468,000       $222,000       $381,000      $777,000
                 ==========     ==========    ===========    ==========

Sales of Communication Products and Services decreased 1% in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997. The difference in sales between the two periods is not meaningful. Sales in the first six months of fiscal 1998 were 11% lower than in the first six months of fiscal 1997. The decrease was primarily due to low sales of radio products in the first quarter of fiscal 1998 resulting from low order bookings due to delays in new product introduction. The Company introduced two new radio products in the latter part of fiscal 1997 and an additional new radio was introduced in the second quarter of fiscal 1998.

Gross profit percentage on sales of Communication Products and Services was 33.6% in the second quarter of fiscal 1998 compared with 27.0% in the second quarter last fiscal year. The increase was primarily due to labor efficiencies and to a more favorable product mix. Gross profit percentage for the first six months of fiscal 1998 was 32.9% of sales compared with 29.8% of sales for the first six months of fiscal 1997 for the same reason.

Operating income percentage on sales of Communication Products and Services was 9.1% in the second quarter of fiscal 1998 compared with 4.2% in the second quarter last fiscal year. The increase resulted primarily from higher gross profits, partially offset by higher product development expenses. Operating income percentage for the first six months of fiscal 1998 was 4.6% of sales compared with 8.3% of sales for the first six months of fiscal 1997. The decrease was primarily due to higher administrative and product development expenses, partially offset by higher gross profits.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,797,000 in the second quarter of fiscal 1998, a 6% decrease compared with second quarter of fiscal 1997 expenses of $2,991,000. The decrease was primarily due to lower selling and administrative expenses at the Antenna and Imaging Systems business segment. Selling, general and administrative expenses for the first six months of fiscal 1998 were $5,545,000, a 3% decrease compared with first six months of fiscal 1997 expenses of $5,722,000. The decrease was primarily due to lower selling expenses, partially offset by higher administrative expenses.

Research and development (R&D) expenses were $471,000 in the second quarter of fiscal 1998 compared with $482,000 in the second quarter last fiscal year. The 2% decrease resulted from lower spending on development programs for mobile DBS antenna products being almost offset by increased spending on development programs for new radio products. R&D expenses in the first six months of fiscal 1998 were $860,000, a 17% decrease compared with first six months of fiscal 1997 expenses of $1,040,000. The decrease resulted from lower spending on development programs for mobile DBS antenna products, partially offset by increased spending on development programs for new radio products.

Order backlog at September 30 was as follows:

                                         1997                1996
                                    ------------        -----------

Antenna and Imaging Systems          $23,971,000        $18,589,000
Communication Products and Services    5,988,000          4,519,000
                                    ------------        -----------
Total                                $29,959,000        $23,108,000
                                     ===========        ===========

The 29% increase in Antenna and Imaging Systems backlog at September 30, 1997 compared with September 30, 1996 was primarily due to higher order bookings for remote sensing systems and military antennas.

The 33% increase in Communication Products and Services backlog at September 30, 1997 compared with September 30, 1996 was primarily due to improved order bookings in the fourth fiscal quarter ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------
At September 30, 1997, working capital was $21,459,000 compared with $24,756,000 at March 31, 1997, a decrease of $3,297,000 or
13%. Major changes affecting working capital during this period were the following: accounts receivable decreased $1,341,000 as collections exceed sales; inventories decreased $475,000 primarily due to reductions in radio products inventories; accounts payable and accrued expenses decreased $689,000; and customer advances increased $1,757,000. The Company's cash position at September 30, 1997 was $376,000 compared with $1,072,000 at March 31, 1997, a decrease of 65%. At September 30, 1997, the Company had borrowed $5,300,000 in term debt from its bank to meet operating cash requirements. These borrowings represent a 40% decrease in term debt from the $8,900,000 of borrowings at March 31, 1997.

Capital equipment expenditures were $436,000 during the first six months of fiscal 1998 compared with $194,000 in the first six months last fiscal year. The increase was primarily due to higher purchases of equipment for the Antenna and Imaging Systems business segment.

At September 30, 1997, the Company had a $19,500,000 committed revolving line of credit with its bank, of which up to $15,000,000 may be used for the issuance of letters of credit and up to $9,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. See Note 6 to Consolidated Financial Statements. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings.

In August 1992, Trans World Communications, Inc. (Trans World), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation (ATACS) and AIRTACS Corporation (AIRTACS) relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In a May 28, 1997 ruling, the court found Trans World in breach of a teaming agreement but was not able to determine what damages, if any, were incurred by ATACS and AIRTACS. The court ordered both parties to submit supplemental findings to support their positions regarding damages. On September 3, 1997, the court awarded ATACS and AIRTACS one dollar ($1.00) in damages. ATACS and AIRTACS have appealed the court's decision. The Company has taken a cross appeal with respect to the issue of whether the Company was in breach of any teaming agreement. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company.


Item 2.  Changes in Securities.

Pursuant to a business loan agreement with a bank, the Company must comply with certain financial covenants. The agreement also prohibits the Company from declaration or payment of dividends or other distributions on the Company's stock, except under certain conditions specified in the agreement. The Company is in compliance with both requirements.


Item 4.   Submission of Matters to a Vote of Security Holders

On August 18, 1997, the Company held its annual meeting of stockholders, proxies for which were solicited pursuant to Regulation 14a under the Act. All existing directors were re-elected. The stockholders also approved the Company's Employee Stock Purchase Plan, voting on which as follows:

          Votes for the plan         1,257,157
          Votes against the plan        72,392
          No. of abstentions            13,272
          No. of non-votes           1,092,975


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.59 Amended and Restated Credit Agreement and Note between the Registrant and Union Bank of California dated August 8, 1997.


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DATRON SYSTEMS INCORPORATED



 Date October 28, 1997                   By: /s/ WILLIAM L. STEPHAN
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)