Form 10-Q
period 1997-12-31
DATRON SYSTEMS INC/DE
filed 1998-01-27
CIK 27116

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended         December 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from     to

Commission File Number:        0-7445

             DATRON SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

   Delaware                              95-2582922
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)


304 Enterprise Street, Escondido, California    92029-1297
(Address of principal executive offices)        (zip code)

                 (760) 747-3734
(Registrant's telephone number, including area code)


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

As of January 23, 1998, the Registrant had only one class of common stock, par value $0.01, of which there were 2,675,984 shares outstanding.

                       PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                     Dec 31,    March 31
                                                       1997       1997
                                                     --------   --------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash                                                $1,130     $1,072
  Accounts receivable, net                            18,469     17,896
  Inventories                                         13,119     14,309
  Deferred income taxes                                2,788      2,788
  Prepaid expenses and other current assets              695      1,168
                                                     --------   --------
      Total current assets                            36,201     37,233
Property, plant and equipment, net                    10,922     12,030
Goodwill, net                                          5,697      5,851
Investment                                             1,113      1,113
Other assets                                             200        249
                                                     --------   --------
      Total assets                                   $54,133    $56,476
                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $10,560     $7,647
  Accrued expenses                                     3,003      3,103
  Customer advances                                      966        744
  Income taxes payable                                   194        194
  Current portion of restructuring reserve               395        789
                                                     --------   --------
      Total current liabilities                       15,118     12,477
Long-term debt                                         4,200      8,900
Restructuring reserve                                     81        435
Deferred income taxes                                  2,056      2,056
                                                     --------   --------
      Total liabilities                               21,455     23,868
                                                     --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,070,063 and 3,063,937
    shares issued in December and March,
    respectively                                          31         31
  Additional paid-in capital                          10,659     10,602
  Retained earnings                                   24,365     24,417
  Treasury stock, at cost; 394,079 and 404,521
    shares in December and March, respectively        (2,133)    (2,198)
  Stock option plan and stock purchase
    plan notes receivable                               (244)      (244)
                                                     --------   --------
      Total stockholders' equity                      32,678     32,608
                                                     --------   --------
      Total liabilities and stockholders' equity     $54,133    $56,476
                                                     ========   ========
See notes to consolidated financial statements.

                     DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (In thousands, except per-share amounts)


                                 Three Months Ended   Nine Months Ended
                                   December 31,         December 31,
                                   1997    1996         1997     1996
                                 -----------------    ------------------

Net sales                        $17,081  $12,923      $42,359  $40,000
Cost of sales                     12,813    9,311       32,125   29,023
                                 -----------------    ------------------
Gross profit                       4,268    3,612       10,234   10,977

Selling, general and admin.        3,143    2,730        8,688    8,452
Research and development             483      680        1,343    1,720
                                 -----------------    ------------------
Operating income                     642      202          203      805

Interest expense                     (76)    (153)        (275)    (447)
Other (expense) income                (3)      15          (13)      15
                                 -----------------    ------------------
Income (loss) before
  income taxes                       563       64          (85)     373

Income taxes (benefit)               216       44          (33)     169
                                 -----------------    ------------------

Net income (loss)                   $347      $20         ($52)    $204
                                 =================    ==================

Earnings (loss) per common
 share                             $0.13    $0.01       ($0.02)   $0.08
                                 =================    ==================

Weighted average number of
   common shares outstanding       2,672    2,627        2,667    2,625
                                 =================    ==================

Earnings (loss) per common
   share--assuming dilution        $0.13    $0.01       ($0.02)   $0.08
                                 =================    ==================

Weighted average number of
  common and common equivalent
  shares outstanding               2,687    2,671        2,680    2,681
                                 =================    ==================

See notes to consolidated financial statements.

                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                     Nine Months Ended
                                                        December 31,
                                                       1997       1996
                                                       -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                       ($52)      $204
Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                      1,986      2,161
    Restructuring                                       (748)    (1,138)
    Changes in operating assets and liabilities:
      Accounts receivable                               (573)     3,011
      Inventories                                      1,190        411
      Prepaid expenses and other assets                  509      2,107
      Accounts payable and accrued expenses            2,813     (5,036)
      Customer advances                                  222     (2,860)
      Income taxes payable                               ---        136
                                                    ---------  ---------
Net cash provided by (used in) operating activities    5,347     (1,004)
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (711)      (571)
Purchase of investment                                   ---       (223)
                                                    ---------  ---------
Net cash used in investing activities                   (711)      (794)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in long-term debt                 (4,700)     2,700
Stock options exercised                                  130        273
Purchase of treasury stock                               (53)       ---
Issuance of common stock                                  45        ---
                                                    ---------  ---------
Net cash (used in) provided by financing activities   (4,578)     2,973
                                                    ---------  ---------

INCREASE IN CASH                                          58      1,175
Cash at beginning of period                            1,072      1,393
                                                    ---------  ---------
CASH AT END OF PERIOD                                 $1,130     $2,568
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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at December 31, 1997 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1997 has been derived from audited financial statements.


2.   Income (Loss) per Share
     -----------------------

Effective for the three-month period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation on the face of the income statement of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS illustrated under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share."

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution from common stock equivalents, similar to Fully Diluted EPS, but uses only the average stock price during the period as part of the computation.

Shares used in computing earnings (loss) per common share - assuming dilution include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans, when such amounts are dilutive. Options to purchase 112,000 shares of common stock at prices ranging from $10.13 - $16.00 were not included in the computation of diluted EPS at December 31, 1997 because the effect of such options would be anti-dilutive. Such options expire at various dates from February 20, 1999 to November 30, 2007.


3.   Accounts Receivable
     --------------------

At December 31, 1997 and March 31, 1997, accounts receivable were as follows:

                           December 31,   March 31,
                             1997            1997
                          ------------  -----------
     Billed               $11,678,000   $14,019,000
     Unbilled               6,937,000     4,103,000
                          -----------   -----------
     Subtotal              18,615,000    18,122,000
     Allowance for
       doubtful accounts     (146,000)     (226,000)
                           -----------  -----------
              Total        $18,469,000  $17,896,000
                           ===========  ===========

4.   Inventories
     ------------

At December 31, 1997 and March 31, 1997, inventories were as follows:

                      December 31,    March 31,
                         1997             1997
                      ------------    -----------
     Raw materials    $  8,515,000    $ 9,316,000
     Work-in-process     2,945,000      2,753,000
     Finished goods      1,659,000      2,240,000
                       -----------    -----------
     Total             $13,119,000    $14,309,000
                       ===========    ===========

Inventories are presented net of allowances for obsolescence of $1,640,000 and $1,350,000 at December 31, 1997 and March 31,
1997, respectively.

5.   Property, Plant and Equipment
     -----------------------------

At December 31, 1997 and March 31, 1997, property, plant and equipment was as follows:

                                December 31,     March 31,
                                    1997            1997
                                ------------     ----------
     Land and buildings         $  8,557,000   $   8,529,000
     Machinery and equipment      15,099,000      14,590,000
     Furniture and office
      equipment                    1,494,000       1,443,000
     Leasehold improvements          822,000         815,000
     Construction-in-process         136,000          66,000
                                ------------    ------------
     Subtotal                     26,108,000      25,443,000
     Accumulated depreciation
       and amortization          (15,186,000)   ( 13,413,000)
                                 -----------    ------------
     Total                       $10,922,000   $  12,030,000
                                 ===========   =============

6.   Investment
     -----------

Investment represents preferred stock in EarthWatch Incorporated. It is being carried at cost, which represents the most recent value for sales of similar securities. There is no public market for any of EarthWatch's securities, and as of January 23, 1998, the Company is not able to determine if its cost for the EarthWatch preferred stock continues to represent fair market value. On December 24, 1997, EarthWatch launched its first three-meter resolution remote sensing satellite. Four days after launch EarthWatch lost communications with the satellite and to date has been unable to reestablish communications with it. EarthWatch management had indicated prior to the launch their need to raise additional financing to permit them to continue with their business plan. Although EarthWatch has launch insurance, the Company is unable to determine at this time what impact, if any, recent events will have on EarthWatch's ability to raise additional financing and what effect that might have on the fair market value of the investment carried by the Company.

7.   Long-Term Debt
     --------------

On August 8, 1997, the Company amended and restated its credit agreement and note with its bank. Under the amended agreement, the Company has a committed revolving line of credit with the bank of $19,500,000, of which up to $15,000,000 may be used for letters of credit and up to $9,500,000 may be used for direct working capital advances. Total credit extended may not exceed $19,500,000. The letter of credit facility expires on June 30, 1999 and the working capital facility, by letter from its bank dated January 23, 1998, expires on April 30, 1999. Interest is payable on borrowings under the working capital line at the bank's prime rate plus 0.85% or at LIBOR plus 1.85% at the option of the

Company. At December 31, 1997, the bank's prime rate was 8.50%. The line of credit is secured by assets of the Company and contains certain financial covenants with which the Company is in compliance. A commitment fee of 0.25% per annum is payable to the bank on the unused portion of the working capital facility. At December 31,1997, there were borrowings of $4,200,000 under the working capital line and the bank had issued letters of credit against the line totaling $6,265,061.


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

Results of Operations
---------------------
Net income for the third quarter of fiscal 1998 was $347,000, or $0.13 per share, compared with net income of $20,000, or $0.01 per share, in the third quarter of fiscal 1997. Net sales in the third quarter of fiscal 1998 were $17,081,000, a 32% increase from third quarter net sales last fiscal year of $12,923,000.
The increase in sales was due to higher sales of radio products, military antennas and DBS antenna products, partially offset by lower sales of remote sensing systems. The increase in net income was primarily due to higher gross profits on the higher radio product sales.

Net loss for the nine months ended December 31, 1997 was $52,000, or $0.02 per share, compared with net income of $204,000, or $0.08 per share, for the comparable period last fiscal year. Net sales for the nine months were $42,359,000, a 6% increase from net sales of $40,000,000 for the first nine months last fiscal year. The increase in sales was primarily due to higher sales of radio products and military antennas, partially offset by lower sales of remote sensing systems. The net loss resulted from lower gross profits on sales of remote sensing systems and military antennas.

Operating results for each business segment were as follows:

Antenna and Imaging Systems

                      Three Months Ended      Nine Months Ended
                          December 31,          December 31,
                       1997        1996        1997         1996
                      ---------------------   ------------------
Net sales           $9,339,000  $8,234,000   $26,327,000  $25,995,000
                    ==========  ==========   ===========  ===========
Gross profit        $1,999,000  $2,686,000   $ 5,234,000  $ 7,273,000
                    ==========  ==========   ===========  ===========
Operating income
  (loss)            $  104,000     625,000       ($4,000) $ 1,185,000
                    ==========   =========    ==========  ===========

Sales of Antenna and Imaging Systems products increased 13% in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997. The increase was due to higher sales of military antennas and DBS antenna products, including initial sales of the

DBS-2100 antenna system designed for large corporate aircraft, partially offset by lower sales of remote sensing systems. The lower remote sensing sales were partially attributable to the $903,000 EarthWatch sale reversal discussed below. Sales in the first nine months of fiscal 1998 were 1% higher than in the first nine months of fiscal 1997. The increase was primarily due to higher sales of military antennas, partially offset by lower sales of remote sensing systems.

Gross profit percentage on sales of Antenna and Imaging Systems products was 21.4% in the third quarter of fiscal 1998 compared with 32.6% in the third quarter last fiscal year. The decrease was primarily due to higher engineering costs, manufacturing inefficiencies and a less favorable product mix. Gross profit percentage for the first nine months of fiscal 1998 was 19.9% of sales compared with 28.0% of sales for the first nine months of fiscal 1997 for the same reason.

Operating income percentage on sales of Antenna and Imaging
Systems products was 1.1% in the third quarter of fiscal 1998 compared with 7.6% in the third quarter last fiscal year. The decrease resulted from lower gross profits, partially offset by lower product development expenses. Operating loss percentage for the first nine months of fiscal 1998 was less than 1.0% of sales compared with an operating income percentage of 4.6% of sales for the first nine months of fiscal 1997. The decrease was primarily due to lower gross profits, partially offset by lower product development, administrative and selling expenses.

In December 1997, EarthWatch Incorporated, a customer of the
Company, launched and then subsequently lost communications with, its first three-meter resolution remote sensing satellite. See
Note 6 to the Consolidated Financial Statements. The Company has a contract with EarthWatch to deliver three earth stations, of which the first two have been delivered and paid for. The third earth station is available for delivery, but EarthWatch has failed to specify a date and place for delivery in accordance with terms of the contract. Because of this failure and EarthWatch's stated current inability to pay for the third earth station, as well as the uncertainty of EarthWatch's ability to raise additional financing that would permit them to do so, in the third quarter ended December 31, 1997 the Company reversed recognized sales under the EarthWatch contract in the amount of $903,000 and reversed gross profit attributable to those sales in the amount of $120,000. The third earth station is a standard-design product, which the Company believes to be saleable to other customers. The Company is unable to determine what effect recent events at EarthWatch will have on the valuation of its investment in EarthWatch.

Communication Products and Services

               Three Months Ended        Nine Months Ended
                 December 31,              December 31,
               1997        1996           1997         1996
               ------------------        ------------------
Net sales      $7,742,000  $4,689,000  $16,032,000  $14,005,000
               ==========  ==========  ===========  ===========
Gross profit   $2,269,000  $  926,000  $ 5,000,000  $ 3,704,000
               ==========  ==========  ===========  ===========
Operating
income (loss)  $  860,000  $ (353,000) $ 1,241,000  $   424,000
               ==========  ==========  ===========  ===========

Sales of Communication Products and Services increased 65% in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997. The increase was primarily due to higher order bookings in the recent quarter and to shorter turnaround times from order receipt to shipment. Sales in the first nine months of fiscal 1998 were 14% higher than in the first nine months of fiscal 1997. The increase in sales came from the Company's traditional markets.

Gross profit percentage on sales of Communication Products and Services was 29.3% in the third quarter of fiscal 1998 compared with 19.7% in the third quarter last fiscal year. The increase was primarily due to lower labor and overhead expenses, and to production efficiencies resulting from a higher sales level. Gross profit percentage for the first nine months of fiscal 1998 was 31.2% of sales compared with 26.4% of sales for the first nine months of fiscal 1997 for the same reason.

Operating income percentage on sales of Communication Products and Services was 11.1% in the third quarter of fiscal 1998 compared with an operating loss percentage of 7.5% in the third quarter last fiscal year. The increase resulted primarily from higher gross profits. Operating income percentage for the first nine months of fiscal 1998 was 7.7% of sales compared with 3.0% of sales for the first nine months of fiscal 1997. The increase was primarily due to higher gross profits and lower selling expenses, partially offset by higher administrative and product development expenses.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,143,000 in the third quarter of fiscal 1998, a 15% increase compared with third quarter of fiscal 1997 expenses of $2,730,000. The increase was primarily due to the absence of reserve reductions for commitments and contingencies that were included in third quarter results in fiscal 1997 and to higher recent quarter administrative expenses in the Communication Products and Services business segment. Selling, general and administrative expenses for the first nine months of fiscal 1998 were $8,688,000, a 3% increase compared with first nine months of fiscal 1997 expenses of $8,452,000. The increase was primarily due to higher administrative expenses, partially offset by lower selling expenses.

Research and development (R&D) expenses were $483,000 in the third quarter of fiscal 1998 compared with $680,000 in the third quarter last fiscal year. The 29% decrease resulted from lower spending on development programs for mobile DBS antenna products, partially offset by increased spending on development programs for new radio products. R&D expenses in the first nine months of fiscal 1998 were $1,343,000, a 22% decrease compared with first nine months of fiscal 1997 expenses of $1,720,000 for the same reason.

Order backlog at December 31 was as follows:

                             1997          1996
                           -----------   ----------
Antenna and Imaging
  Systems                  $20,860,000   $15,451,000
Communication Products
  and Services               3,381,000     2,928,000
                           -----------   -----------
Total                      $24,241,000   $18,379,000
                           ===========   ===========

The 35% increase in Antenna and Imaging Systems backlog at December 31, 1997 compared with December 31, 1996 was primarily due to higher order bookings for remote sensing systems.

The 15% increase in Communication Products and Services backlog at December 31, 1997 compared with December 31, 1996 was primarily due to improved order bookings in the recent quarter ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------
At December 31, 1997, working capital was $21,083,000 compared with $24,756,000 at March 31, 1997, a decrease of $3,673,000 or
15%. Major changes affecting working capital during this period were the following: accounts receivable increased $573,000 as sales exceeded collections; inventories decreased $1,190,000 primarily due to reductions in radio products inventories and to increases in the provision for inventory obsolescence; and accounts payable and accrued expenses increased $2,813,000. The Company's cash position at December 31, 1997 was $1,130,000 compared with $1,072,000 at March 31, 1997, an increase of 5%.
At December 31, 1997, the Company had borrowed $4,200,000 in term debt from its bank to meet operating cash requirements. These borrowings represent a 53% decrease in term debt from the $8,900,000 of borrowings at March 31, 1997.

Capital equipment expenditures were $711,000 during the first nine months of fiscal 1998 compared with $571,000 in the first nine months last fiscal year. The increase was primarily due to higher purchases of equipment for the Antenna and Imaging Systems business segment.

At December 31, 1997, the Company had a $19,500,000 committed revolving line of credit with its bank, of which up to $15,000,000 may be used for the issuance of letters of credit and up to $9,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. See Note 7 to Consolidated Financial Statements. The Company believes that its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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


                          DATRON SYSTEMS INCORPORATED



 Date January 27, 1998    By:/s/ William L. Stephan
                          William L. Stephan
                          Vice President and Chief Financial
                          Officer  (Principal Financial and
                          Accounting Officer)