Form 10-K405
period 1998-03-31
DATRON SYSTEMS INC/DE
filed 1998-06-25
CIK 27116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                         FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                  Commission File
Ended March 31, 1998                 Number 0-7445

                  DATRON SYSTEMS INCORPORATED
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

   Delaware                                95-2582922
------------------------          --------------------------
(State of Incorporation)         (I.R.S. Employer Ident. No.)

304 Enterprise Street, Escondido, California           92029-1297
--------------------------------------------           ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (760) 747-3734

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

Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 19, 1998 was $19.5 million, based on the closing price on that date on the Nasdaq Stock Market.

The number of shares outstanding of each of the registrant's classes of common stock as of June 19, 1998 was: Common Stock, par value
$0.01 --  2,679,284 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held August 5, 1998 are incorporated by reference into Part III of this report.

2. Registrant's Annual Report of its Employee Stock Purchase Plan for the fiscal year ended March 31, 1998 is incorporated by reference into Exhibit 99.1.

3. Items contained in the above-referenced documents that are not specifically incorporated by reference are not included in this report.

                        DATRON SYSTEMS INCORPORATED
                               FORM 10-K
                             FISCAL YEAR 1998

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

                                PART I

Item 1.  Business.

Company Overview

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") provide specialized satellite communication products and systems and high quality radio communication products and services to worldwide private and governmental markets and to several United States Government customers, including the Department of Defense ("DoD"). The Company was founded in 1969 and became an independent publicly held corporation in 1985.

The Company operates its business through two subsidiaries. In October 1985, the Company acquired its wholly owned subsidiary, Datron World Communications Inc., formerly known as Trans World Communications, Inc. ("DWC"). DWC conducts the Company's Communication Products and Services business. In June 1990, the Company acquired its wholly owned subsidiary, Datron/Transco Inc., formerly known as Transco Communications Inc. ("D/T"). D/T conducts the Company's Antenna and Imaging Systems business. In September 1993, the Company formed a wholly owned subsidiary, Datron Telecommunications International Inc., to provide private international telecommunication systems. Datron Telecommunications was merged into DWC on March 31, 1995. The Company discontinued its private international telecommunications business in fiscal 1996.

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

Dependence on Sales to Foreign Customers
----------------------------------------
Sales to foreign customers accounted for 55%, 49% and 58% of consolidated sales in fiscal 1998, 1997 and 1996, respectively. Sales of Communication Products and Services have been even more highly concentrated with foreign customers: 88%, 94% and 93% in fiscal 1998, 1997 and 1996, respectively. Sales to foreign customers often involve risk because of political and economic uncertainties in many foreign countries, which can result in funding delays or inability of those customers to obtain financing for anticipated purchases of Company products. As a result, it is often more difficult to predict order bookings from foreign customers than it is from domestic customers.
In addition, foreign political unrest, war and economic downturns could have a significant negative impact on future Company sales and income.

Reliance on Large Orders from a Small Number of Customers
---------------------------------------------------------
A substantial percentage of sales may be heavily concentrated with a small number of customers. Within the Communication Products and Services business segment, the same single customer accounted for 24%, 30% and 39% of that segment's sales in fiscal 1998, 1997 and 1996, respectively. Although sales in the Antenna and Imaging Systems business segment have not been so heavily concentrated with one customer, it is common for a small number of customers to each account for approximately 5% to 15% of that segment's sales each year.
Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales. There can be no assurance that the Company will be able to do so in the future. In addition, reliance on large orders can result in financial performance varying widely from quarter-to-quarter, and also carries contract cancellation risk that can more adversely affect Company performance than it would if the Company depended on small orders from a large number of customers.

Timely Development and Customer Acceptance of New Products
----------------------------------------------------------
The Company's products are subject to obsolescence. To prevent this from occurring, the Company has an ongoing new product development program to keep the technologies employed in its products current and to introduce new products that meet changing market requirements. Lack of timely development of new technologies and new products, or lack of acceptance of new products by the Company's customers could have a negative impact on future sales and income.

Fixed Price Development Contracts
---------------------------------
The Company often accepts fixed-price contracts that require custom engineering, custom software or the development of new features and capabilities. Such contracts usually include the sale of standard products and components, but not always. Although engineering cost estimates are prepared as a basis for quoting such contracts, there can be no assurance the Company will be able to develop the required features, capabilities or software within established cost budgets. Should development costs exceed established budgets, the result could have a material adverse effect on earnings.

New Consumer Product and Market
-------------------------------
In November 1995, the Company introduced its first consumer product, a mobile direct broadcast satellite ("DBS") television reception system for recreational vehicles, buses and long-haul trucks. This product represents a departure from the Company's historical business that has focused on large contracts, relatively small numbers of deliverables and customers that are primarily government agencies or large corporations. Several additional DBS antenna products have subsequently been introduced, including a marine product line and antenna systems for large business jets and commercial jets. A production line has been established to meet expected demand for these products. In fiscal 1997, the Company determined its method of using exclusive national distributors to sell these products was not effective, and spent the latter part of that year unwinding the distribution agreements, clearing the distribution pipeline and establishing a factory direct to dealer distribution system. The Company does not have previous experience in building or selling a consumer product. Although it believes it can produce DBS products in required quantities, there can be no assurance it will be able to do so. Also, although the Company believes its new methods of distribution will improve sales, there can be no assurance they will or that consumer demand for its DBS products will be as large as the Company anticipates.

Competitors
-----------
The Company has competitors for all the products and services it offers. The level of competition varies by product line and ranges from many competitors for its radio products to a few competitors for its tracking antenna products. The Company could be adversely affected by competitors' development of new or different products that may provide or be perceived as providing greater value than the Company's products. The Company may or may not be successful in
developing competing products.   Many of the Company's competitors and
potential competitors have substantially greater resources than the Company and may be more successful in developing, producing and marketing their products. In such case, the Company may experience substantial competition, which could have a material adverse effect on the Company's business.

Declining Sales for the U.S. Department of Defense
--------------------------------------------------
In fiscal 1993, the Company restructured its operations in response to declining DoD spending. Sales for the DoD have declined from $31.9 million in fiscal 1993 to $12.1 million in fiscal 1998, primarily due to completion of long-term DoD contracts that have not been replaced with new orders. The Company believes sales for the DoD may continue to decline in the future, although at a less severe rate than in recent years. However, those sales are still expected to represent a significant portion of the Company's consolidated sales. There can be no assurance that new DoD orders will be received or that the orders received will be sufficient to meet the Company's sales objectives.

General

The Company operates in two business segments: Antenna and Imaging Systems, which are supplied by D/T, and Communication Products and Services, which are supplied by DWC.

Antenna and Imaging Systems
---------------------------
This segment designs and manufactures satellite communication terminals, telemetry tracking and control systems, servo control products and high-quality microwave antennas. In fiscal 1994, because of a continuing decline in defense business, the Company began pursuing additional markets for its products. The primary such market has been remote sensing satellite earth stations, and the Company now provides earth station hardware, software and image processing systems to that market. In fiscal 1996, the Company introduced a mobile satellite television reception system for recreational vehicles, buses and long-haul trucks. That system was the Company's first consumer product.

The business of this segment was adversely affected in fiscal 1996 by the cancellation of an $8.8 million remote sensing system order and by lower than anticipated order bookings and sales of remote sensing systems. It was these events that led to the consolidation of the remote sensing business in the fourth fiscal quarter ended March 31, 1996.

In fiscal 1998, low gross margins in this business segment resulting from cost overruns primarily due to inadequate engineering were responsible for a $2.5 million operating loss. Because of this problem, several new managers and engineers were hired, and the subsidiary president was replaced.

Descriptions of the major product areas follow:

Satellite Communication ("SATCOM") Terminals. The Company is a supplier of satellite communication antenna systems and subsystems used to receive defense-related data and data transmitted through satellites of other government and commercial organizations. The stabilizing and automatic tracking capabilities of its antenna systems make them particularly well suited for use on ships, motor vehicles and other mobile platforms. Over the past two decades, the Company has been a prime contractor and a subcontractor for shipboard SATCOM antenna systems used by the U.S. Navy. More recently, the Company has been developing airborne SATCOM antenna systems for the U.S. Air Force.

The United States military has developed a SATCOM system known as MILSTAR. The Company has been a subcontractor of Raytheon in the Navy's segment of the MILSTAR program known as NESP. Under the subcontract, the Company developed a pedestal for shipboard antennas that supports and positions the antenna in response to external commands. This program was substantially concluded in fiscal 1997.

Telemetry Tracking and Control ("TT&C") Systems. TT&C systems monitor and control vehicles such as satellites, missiles and aircraft. They receive radio telemetry signals containing vehicle status information, engage in automatic tracking of the vehicle so contact is maintained and transmit command signals so vehicle control can be established and maintained.

Servo Control Products. The Company's involvement with SATCOM and TT&C markets has required a high capability in radio frequency electronics, antenna engineering, servo controls and large precision mechanical systems. The Company has developed a line of pedestals and rotators, servo power amplifiers and positioning control units that are often used as building blocks for specific customer requirements.

Microwave Products. The Company designs and manufactures broad bandwidth microwave antennas for the aerospace industry that are used on high performance aircraft, missiles and space launch vehicles.

Remote Sensing Satellite ("RSS") Systems. The RSS systems market is a subset of the broader earth observation market. It involves using several types of satellites containing optical and radar sensors in conjunction with specific earth acquisition and data processing equipment to produce images. The images are in the form of hard copy and/or digital data that allow the user to study changes on the earth's surface or environment. Applications include locating minerals, updating maps, forecasting weather, monitoring crops, studying the environment, monitoring earth resources and gathering economic or military intelligence.

The Company has supplied antennas for RSS purposes for several years. In fiscal 1994, the Company began to focus more attention and resources on the RSS systems market. As part of this strategy, the Company formed a joint venture with International Imaging Systems, Inc. ("I2S"), a privately-held company in Milpitas, California, to provide complete RSS systems for the international marketplace. I2S's expertise was in the fields of digital image processing and photogrammetry. The Company acquired I2S in fiscal 1995 and now offers its customers complete RSS earth stations, including image processing capability. In fiscal 1998, RSS sales accounted for 33% of the Antenna and Imaging Systems' sales compared with 35% of its sales in fiscal 1997.

Mobile DBS Television Systems. The Company introduced its first DBS antenna product in fiscal 1996. That product allows a recreational vehicle owner or trucker to receive DBS television from a parked vehicle at the touch of a button by automatically locating the satellite. During fiscal 1997, the Company introduced several additional DBS antenna products including systems for boats at anchor, boats underway, RVs and trucks on the open road, and satellite telephone service through a dual frequency feed that operates simultaneously with the television system. Also during fiscal 1997, the Company was first to demonstrate live DBS television on a commercial airliner, and in fiscal 1998, was first to obtain Federal Aviation Administration certification of an airborne DBS system designed for large business jets.

Customers and Marketing

Sales of Antenna and Imaging Systems' products and services have historically been concentrated with the DoD, which accounted for 31% of this segment's fiscal 1998 sales and 47% of its fiscal 1997 sales. Marketing and sales activities for its DoD customers and other non-defense governmental agencies are conducted by internal sales and engineering personnel. Most customers for the RSS systems business are foreign government space and communications agencies. Marketing and sales activities for those products are conducted through independent sales representatives in Europe, South America and Asia.

Introduction of mobile DBS television systems required the establishment of new distribution methods to sell these consumer products. The Company's initial approach of using exclusive national distributors was not effective and the Company is now selling its DBS products direct to dealers and original equipment manufacturers, as well as through select non exclusive distributors and agents. Company employees provide sales and marketing support and installation training for the dealers.

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

Communication Products and Services
-----------------------------------
This business segment designs, manufactures and distributes high frequency ("HF") radios and accessories for over-the-horizon radio communications and very high frequency ("VHF") radios and accessories for line-of-sight communications. The Company's HF radios operate in the frequency range of 1.6 to 30 megahertz, where radio waves generated from the transmitter reflect off the ionosphere back to the point of receipt on earth. The Company's VHF radio products, which operate in the frequency range of 30 to 88 megahertz, provide users high-quality transmission for line-of-sight communications.

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

A substantial percentage of sales of Communication Products and Services are often concentrated with a small number of customers. In fiscal 1998, two Asian customers accounted for 24% and 10% of this segment's sales and a South American customer accounted for 12% of its sales. In fiscal 1997, the same two Asian customers accounted for 30% and 24% of this segment's sales. And, in fiscal 1996, one of the same Asian customers accounted for 39% of this segment's sales. Because it is unusual to receive large orders from the same customer in successive years, it is often necessary to find new customers each year to replace the previous year's sales. To minimize the impact fluctuating sales may have on the Company's operations, temporary employees are used whenever possible.

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

Customers and Marketing

Sales to foreign customers accounted for 88% of this segment's fiscal 1998 sales and 94% of the segment's fiscal 1997 sales. Most of its international customers are agencies of foreign governments that perform civil defense, paramilitary and military operations, and foreign governmental agencies that perform civilian tasks unrelated to military operations, such as civil aviation agencies, drug interdiction agencies, embassies and disaster relief organizations. Domestic customers are primarily various agencies of the United States Government, including the Drug Enforcement Administration and Department of State.

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

Manufacturing, Assembly and Sources of Supply

Communication products are designed and manufactured at facilities in Escondido, California. Company engineers work closely with manufacturing and marketing personnel to improve existing designs and to introduce new products that meet the ever changing demands of the marketplace. A new family of tactical VHF radios was introduced in fiscal 1998 and a new family of handheld radios was introduced in fiscal 1997. The Company purchases certain electronic components, circuit boards and fabricated metal parts, and painting and silk screening services. Other than when it licenses overseas manufacturing for a particular local market, the Company performs most other manufacturing functions necessary for the production of its products.

The Company is rarely dependent on any single source of supply for the manufacture of its communication products. Although only one supplier may be used for certain parts, the Company believes that multiple sources are usually available.


Backlog

Order backlog at March 31 was as follows:

                                          1998          1997
                                     -----------   -----------
Antenna and Imaging Systems          $19,949,000   $13,086,000
Communication Products and Services    5,494,000     4,862,000
                                     -----------   -----------
Total                                $25,443,000   $17,948,000
                                     ===========   ===========

The 52% increase in Antenna and Imaging Systems backlog at March 31, 1998 compared with March 31, 1997 was primarily due to higher bookings of remote sensing systems and antennas for the DoD and other non-defense governmental customers.

The 13% increase in Communication Products and services backlog at March 31, 1998 compared with March 31, 1997 was due to improved order bookings in the third and fourth quarters of fiscal 1998.

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

DATRON(R) and design, TRANSWORLD(R), I2S(R), PRI2SM(R), OPEN 2000(R), DBS-2000(R), DBS-3000(R), DBS-4000(R) and VI2STA(R) are registered trademarks of the Company.

The Company has obtained licenses for the VHF frequency hopping technology and for the automatic link establishment technology used in the Company's VHF and HF radio products, respectively.

Employees

The Company employed approximately 319 employees at the end of fiscal 1998 compared with approximately 309 employees at the end of fiscal 1997. The 3% increase in employment during fiscal 1998 was primarily due to a similar increase in sales for fiscal 1998.

None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

Financial Information

Additional financial information concerning segment, geographic and major customers is included in Note 10 of the Notes to Consolidated Financial Statements. See Part II, Item 8.

Item 2.  Properties.

DWC leases approximately 63,000 square feet of office, engineering and manufacturing space in Escondido, California. The lease term expires on January 31, 1999 with two renewal options of five years each. DWC and the Company's corporate headquarters operate from that facility. In March 1998, the Company signed a new ten-year lease for a 70,000 square foot production and office facility located in Vista, California. That lease commences February 1, 1999 and contains a renewal option of five years. The Vista facility will replace the Escondido facility.

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

In August 1992, Trans World Communications, Inc. ("Trans World"), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation ("ATACS") and AIRTACS Corporation ("AIRTACS") relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In a May 28, 1997 ruling, the court found Trans World in breach of a teaming agreement but was not able to determine what damages, if any, were incurred by ATACS and AIRTACS. The court ordered both parties to submit supplemental findings to support their positions regarding damages. On September 3, 1997, the court awarded ATACS and AIRTACS one dollar ($1.00) in damages. ATACS and AIRTACS have appealed the court's decision. The Company has taken a cross appeal with respect to the issue of whether the Company was in breach of any teaming agreement. The Company believes final resolution of this matter will not materially affect the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

David A. Derby, 56, has been President and Chief Executive Officer of the Company since May 1982, and Chairman of the Board since April
1998.

William L. Stephan, 52, has been Vice President, Chief Financial
Officer and Treasurer of the Company since November 1993.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 9 of the Annual Report, that portion of which is attached hereto as Exhibit 13.

Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 of Form 10-K is incorporated herein by reference from the consolidated financial statements of the Company at March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998 and the Independent Auditors' Report appearing on pages 10 through 24 of the Annual Report, that portion of which is attached hereto as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years ended March 31, 1998, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section captioned "Nomination and Election of Directors" in the Company's Notice of Annual Meeting of Stockholders to be Held Wednesday, August 5, 1998 at 11:00 A.M. and Proxy Statement ("Proxy Statement"), a copy of which is to be filed as Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

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

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.

(a)    The following documents are filed as part of this report:

                                                       Page in 1998
                                                       Annual Report
                                                       ------------
     (1)  Financial Statements:

     Consolidated Balance Sheets at March 31, 1998 and 1997      10

     Consolidated Statements of Operations for the Years Ended
     March 31, 1998, 1997 and 1996                               11

     Consolidated Statements of  Stockholders' Equity for
     the Years Ended March 31, 1998, 1997 and 1996            12-13

     Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1998, 1997 and 1996                               14

     Notes to Consolidated Financial Statements               15-23

     Independent Auditors' Report                                24


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

(c) Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number                Description
------                -----------
3.1    Certificate of Incorporation.<F1>

3.2    Bylaws.<F1>

4.15   Stockholder Rights Agreement dated August 21, 1990.<F7>

4.16 First Amendment to Stockholder Rights Agreement dated as of October 29, 1993.<F8>

10.5   1988 Key Employee Stock Purchase Plan.<F2>

10.8   Employment Agreement between the Registrant and David A.
       Derby. <F3>

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

10.53  Datron Systems Incorporated Supplemental Executive Profit
       Sharing Plan (Effective as of April 1, 1994).<F11>

10.54  Third Amendment to Trans World Communications, Inc. Lease
       Agreement dated May 1, 1995.<F11>

10.57  First Amendment of the Datron Systems Incorporated Profit
       Sharing and Savings Plan (Amended and Restated as of March 1,
       1994).<F12>

10.58  Datron Systems Incorporated Employee Stock Purchase Plan
       (Adopted Effective July 1, 1997).<F12>

10.59 Amended and Restated Credit Agreement and Note between the Registrant and Union Bank of California dated August 8, 1997.<F13>

10.60  Waiver and First Amendment to Amended and Restated Credit
       Agreement and Note between Registrant and Union Bank of
       California dated February 10, 1998.

10.61 Datron World Communications Inc. Lease Agreement dated as of February 13, 1998.

10.62  Fourth Amendment to Trans World Communications, Inc.
       Lease Agreement dated March 1, 1998.

10.63  First Amendment to Employment Agreement between the
       Registrant and Richard W. Pershing dated as of April 1, 1998.

10.64  Waiver and Second Amendment to Amended and Restated
       Credit Agreement and Note between Registrant and Union Bank of California dated April 30, 1998.

13     Certain portions of Registrant's Annual Report to
       Stockholders for the fiscal year ended March 31, 1998 containing information required by Part I and Part II of this report.

21     Subsidiaries.

22 Proxy Statement, Notice of Annual Meeting of Stockholders to be Held Wednesday, August 5, 1998 at 11:00 A.M. and Form of Proxy (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K) to be filed within 120 days of the end of the Registrant's fiscal year.

23     Independent Auditors' Consent - Deloitte and Touche.

24     Power of Attorney (on signature page 16)

27.1   Financial Data Schedule for Twelve Months Ended March 31,
       1998.

27.2   Restated Financial Data Schedule for the Year Ended March
       31, 1996.

27.3   Restated Financial Data Schedule for the Nine Months
       Ended December 31, 1995.

27.4   Restated Financial Data Schedule for the Six Months Ended
       September 30, 1995.

 99.1  Annual Report of the Datron Systems Incorporated Employee
       Stock Purchase Plan


---------------------------------------
[FN]
<F1> Incorporated by this reference to the Exhibit bearing the same number filed with the Registration Statement on Form 8-B of the Registrant on November 13, 1987.

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

<F13>Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


Supplemental Information
------------------------
Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 5, 1998 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they will be distributed to Stockholders.

                            SIGNATURES
                            ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 25, 1998         DATRON SYSTEMS INCORPORATED


                              By: /s/ DAVID A. DERBY
                                        David A. Derby
                                        Chairman of the Board,
                                        President, Chief Executive
                                        Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints David A. Derby and William L. Stephan, jointly and severally, as his true and lawful attorney-in-fact, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, jointly and severally, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, jointly and severally, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                   Title                   Date
      ---------                   -----                   ----
                         Chairman of the Board,
                         President, Chief Executive
By:/s/DAVID A. DERBY     Officer and Director
    David A. Derby      (Principal Executive Officer)June 25, 1998


                         Vice President, Chief
                         Financial Officer (Principal
By:/s/WILLIAM L. STEPHAN Financial and Accounting
    William L. Stephan   Officer)                    June 25, 1998


By:/s/KENT P. AINSWORTH     Director                 June 15, 1998
   Kent P. Ainsworth


By:/s/MICHAEL F. BIGHAM     Director                 June 15, 1998
   Michael F. Bigham


By:/s/ADRIAN C. CASSIDY     Director                 June 15, 1998
   Adrian C. Cassidy


By:/s/JOHN R. COPPLE        Director                 June 24, 1998
   John R. Copple


By:/s/WILLIAM A. PRESTON    Director                 June 17, 1998
   William A. Preston


By:/s/PETER F. SCOTT        Director                 June 15, 1998
   Peter F. Scott


By:/s/ROBERT D. SHERER      Director                 June 15, 1998
   Robert D. Sherer

       INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Board of Directors
Datron Systems Incorporated
Escondido, California


We have audited the accompanying consolidated financial statements of Datron Systems Incorporated (the Company) as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated May 8, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
San Diego, California
May 8, 1998

                  DATRON SYSTEMS INCORPORATED
                         SCHEDULE II

               VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                             Balance at                     Balance at
                             Beginning                         End
    Description              of Year   Additions Write-offs   of Year
    -----------              --------- --------- ---------- ----------

Year ended March 31, 1996
-------------------------
Allowance for doubtful
   accounts                  $247,000    $98,000    $98,000   $247,000
Allowance for inventory
   obsolescence               724,000     45,000     60,000    709,000
Allowance for warranties      749,000    754,000    488,000  1,015,000
                            ----------  --------   -------- ----------
                           $1,720,000   $897,000   $646,000 $1,971,000
                            ==========  ========   ======== ==========

Year ended March 31, 1997
-------------------------
Allowance for doubtful
   accounts                  $247,000   $136,000   $157,000   $226,000
Allowance for inventory
   obsolescence               709,000    735,000     94,000  1,350,000
Allowance for warranties    1,015,000    632,000    940,000    707,000
                           ---------- ---------- ---------- ----------
                           $1,971,000 $1,503,000 $1,191,000 $2,283,000
                           ========== ========== ========== ==========

Year ended March 31, 1998
-------------------------
Allowance for doubtful
   accounts                  $226,000   $166,000   $202,000   $190,000
Allowance for inventory
   obsolescence             1,350,000    477,000   $171,000  1,656,000
Allowance for warranties      707,000    829,000    603,000    933,000
                           ---------- ----------   -------- ----------
                           $2,283,000 $1,472,000   $976,000 $2,779,000
                           ========== ==========   ======== ==========
