Form 10-Q
period 1998-06-30
DATRON SYSTEMS INC/DE
filed 1998-07-28
CIK 27116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended  June 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE  ACT OF 1934

For the transition period from      to

Commission File Number:      0-7445

             DATRON SYSTEMS INCORPORATED
  ---------------------------------------------------
(Exact name of registrant as specified in its charter)

 Delaware                          95-2582922
 -----------------------------    -------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation or organization)      No.)


304 Enterprise Street, Escondido, California    92029-1297
----------------------------------------        ----------
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

As of July 24, 1998, the Registrant had only one class of common stock, par value $0.01, of which there were 2,685,932 shares outstanding.

                      PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                     June 30, March 31,
                                                       1998    1998
                                                  (Unaudited)
                                                     -------- --------
ASSETS
Current assets:
  Cash                                                  $710    $634
  Accounts receivable, net                            17,680  15,487
  Inventories                                         13,231  14,048
  Deferred income taxes                                3,502   3,502
  Prepaid expenses and other current assets            1,676     848
                                                      -------- --------
      Total current assets                            36,799  34,519
Property, plant and equipment, net                    10,363  10,864
Goodwill, net                                          5,595   5,646
Other assets                                             156     255
                                                     -------- --------
      Total assets                                   $52,913 $51,284
                                                     ======= =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $7,230  $8,745
  Accrued expenses                                     4,143   3,932
  Customer advances                                    3,077     965
  Income taxes payable                                   315     203
  Current portion of restructuring reserve               124     320
  Current portion of long-term debt                    6,300    --
                                                     -------- --------
      Total current liabilities                       21,189  14,165
Long-term debt                                           --    5,600
Deferred income taxes                                  1,914   1,914
                                                     -------- --------
      Total liabilities                               23,103  21,679
                                                     -------- --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---     ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,076,711 and 3,070,063
    shares issued in June and March, respectively         31      31
  Additional paid-in capital                          10,712  10,670
  Retained earnings                                   21,417  21,254
  Treasury stock, at cost; 390,779 shares in
    June and March                                    (2,106) (2,106)
  Stock option plan and stock purchase plan
    notes receivable                                    (244)   (244)
                                                     -------- --------
      Total stockholders' equity                      29,810  29,605
                                                     -------- --------
      Total liabilities and stockholders' equity     $52,913 $51,284
                                                     ======= =========
See notes to consolidated financial statements.

                     DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (In thousands, except per-share amounts)


                                                 Three Months Ended
                                                      June 30,
                                                   1998    1997
                                                 ------- ----------

Net sales                                        $15,289  $10,341
Cost of sales                                     11,211    7,986
                                                 -------- ---------
Gross profit                                       4,078    2,355

Selling, general and admin.                        3,232    2,748
Research and development                             450      389
                                                 --------- --------
Operating income (loss)                              396     (782)

Interest expense                                    (121)    (118)
Other expense                                        --        (6)
                                                 -------- ---------
Income (loss) before income taxes                    275     (906)

Income taxes (benefit)                               112     (358)
                                                 -------- ---------

Net income (loss)                                   $163    ($548)
                                                 ======== =========

Earnings (loss) per common share--basic            $0.06   ($0.21)
                                                 ======= ==========

Weighted average number of
   common shares outstanding                       2,682    2,664
                                                 ======= ==========

Earnings (loss) per common
   share--assuming dilution                        $0.06   ($0.21)
                                                 ======= ==========

Weighted average number of
  common and common equivalent
  shares outstanding                               2,682    2,664
                                                 ======= ==========

See notes to consolidated financial statements.

                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                     Three Months Ended
                                                          June 30,
                                                       1998     1997
                                                    -------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $163    ($548)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                        640      693
    Restructuring                                       (196)    (244)
    Changes in operating assets and liabilities:
      Accounts receivable                             (2,193)   8,400
      Inventories                                        817     (458)
      Prepaid expenses and other assets                 (733)    (321)
      Accounts payable and accrued expenses           (1,304)  (3,870)
      Customer advances                                2,112    1,311
      Income taxes payable                               112      ---
                                                    --------- ---------
Net cash provided by (used in) operating activities     (582)   4,963
                                                    --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment               (84)    (279)
                                                    --------- ---------
Net cash used in investing activities                    (84)    (279)
                                                    --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in long-term debt                    700   (5,000)
Stock options exercised                                  ---       34
Issuance of common stock                                  42      ---
                                                    --------- ---------
Net cash provided by (used in) financing activities      742   (4,966)
                                                    --------- ---------

INCREASE (DECREASE) IN CASH                               76     (282)
Cash at beginning of period                              634    1,072
                                                    --------- ---------
CASH AT END OF PERIOD                                   $710     $790
                                                    ========= =========

See notes to consolidated financial statements.

                    Datron Systems Incorporated
        Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation
     ---------------------

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 1998 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1998 has been derived from audited financial statements.


2.   Earnings (Loss) per Share
     -------------------------

Effective for the three-month period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement provides simplified standards for the computation and presentation of earnings per share ("EPS"), making EPS comparable to international standards. SFAS No. 128 requires dual presentation on the face of the income statement of "Basic" and "Diluted" EPS by entities with complex capital structures, replacing "Primary" and "Fully Diluted" EPS illustrated under Accounting Principles Board Opinion No. 15, "Earnings Per Share."

Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution from common stock equivalents, similar to Fully Diluted EPS, but uses only the average stock price during the period as part of the computation.

Shares used in computing earnings (loss) per common share -- assuming dilution include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans, when such amounts are dilutive. Options to purchase 290,000 shares of common stock at prices ranging from $8.08 - $15.73 were not included in the computation of diluted EPS at June 30, 1998 because the effect of such options would be anti-dilutive. Such options expire at various dates from February 20, 1999 to March 22, 2008.


3.   Accounts Receivable
     -------------------

At June 30, 1998 and March 31, 1998, accounts receivable were as follows:

                                    June 30,      March 31,
                                      1998          1998
                                   -----------   -----------
     Billed                        $13,220,000   $ 8,676,000
     Unbilled                        4,765,000     7,001,000
                                    -----------   -----------
     Subtotal                       17,985,000    15,677,000
     Allowance for doubtful
        accounts                      (305,000)     (190,000)
                                    -----------   -----------
     Total                         $17,680,000   $15,487,000
                                    ===========   ===========

4.   Inventories
     -----------
At June 30, 1998 and March 31, 1998, inventories were as follows:

                            June 30,      March 31,
                              1998         1998
                            ----------    ---------
     Raw materials         $ 7,595,000   $7,830,000
     Work-in-process         3,445,000    4,067,000
     Finished goods          2,191,000    2,151,000
                            -----------   ----------
     Total                 $13,231,000   $14,048,000
                           ===========   ===========

Inventories are presented net of allowances for obsolescence of $1,733,000 and $1,656,000 at June 30, 1998 and March 31, 1998,
respectively.

5.   Property, Plant and Equipment
     -----------------------------

At June 30,1998 and March 31,1998, property,plant and equipment was as follows:

                                        June 30,       March 31,
                                         1998           1998
                                      ------------   -------------
     Land and buildings               $  8,557,000  $   8,557,000
     Machinery and equipment            15,333,000     15,201,000
     Furniture and office equipment      1,505,000      1,506,000
     Leasehold improvements                817,000        821,000
     Construction-in-process               252,000        299,000
                                        -----------   -------------
     Subtotal                           26,464,000     26,384,000
                                        -----------   -------------
     Accumulated depreciation and
        amortization                   (16,101,000)  ( 15,520,000)
                                       ------------   -------------
     Total                            $ 10,363,000  $  10,864,000
                                       ============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments: Antenna and Imaging Systems, and Communication Products and Services. The Antenna and Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense ("DoD"). This segment also sells remote sensing satellite earth stations to worldwide commercial, scientific and military organizations. Another additional market for this segment is mobile direct broadcast satellite ("DBS") television reception systems for recreational vehicles, boats and large business jets. The Communication Products and Services business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories for worldwide military and civilian purposes.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, and the impact of competition. Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation, the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations

Net income for the first quarter of fiscal 1999 was $163,000, or $0.06 per share, compared with a net loss of $548,000, or $0.21 per share, in the first quarter of fiscal 1998. Net sales in the first quarter of fiscal 1999 were $15,289,000, a 48% increase from first quarter sales last fiscal year of $10,341,000. The increase in sales was primarily due to higher sales of radio products, remote sensing systems and DBS antenna products. Net income in the recent quarter was primarily due to higher gross profits on the higher sales.

Operating results for each business segment were as follows:

Antenna and Imaging Systems

                            Three Months Ended
                                June 30,
                            1998      1997
                        -----------   ----------
Net sales               $10,027,000 $7,219,000
Gross profit            $ 2,355,000 $1,359,000
Operating income (loss) $   350,000  ($342,000)


Sales of Antenna and Imaging Systems products increased 39% in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. The increase was primarily due to higher sales of remote sensing systems and DBS antenna products.

Gross profit percentage on sales of Antenna and Imaging Systems products was 23.5% in the first quarter of fiscal 1999 compared with 18.8% in the first quarter last fiscal year. The increase was primarily due to lower overhead expenses.

Operating income percentage from sales of Antenna and Imaging Systems products was 3.5% in the first quarter of fiscal 1999 compared with an operating loss of 4.7% in the first quarter last fiscal year. The improvement resulted primarily from higher gross profits, partially offset by higher administrative expenses.

Communication Products and Services

                           Three Months Ended
                                June 30,
                           1998        1997
                        ----------    ---------
Net sales               $5,262,000 $3,122,000
Gross profit            $1,723,000   $996,000
Operating income (loss)   $369,000   ($87,000)

Sales of Communication Products and Services increased 69% in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. The increase in sales was primarily due to a faster turn around of orders in backlog at the end of the previous quarter.

Gross profit percentage on sales of Communication Products and Services was 32.7% in the first quarter of fiscal 1999 compared with 31.9% in the first quarter last fiscal year. The increase was primarily due to efficiencies resulting from the higher level of sales in the recent quarter.

Operating income percentage from sales of Communication Products and Services was 7.0% in the first quarter of fiscal 1999 compared with an operating loss of 2.8% in the first quarter last fiscal year. The improvement resulted primarily from higher gross profits on the higher sales, partially offset by higher operating expenses.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,232,000 in the first quarter of fiscal 1999, an 18% increase compared with first quarter of fiscal 1998 expenses of $2,748,000. The increase resulted from higher administrative and selling expenses at both business segments.

Research and development expenses were $450,000 in the first quarter of fiscal 1999 compared with $389,000 in the first quarter last fiscal year. The 16% increase was due to expansion of development programs for radio products and tracking antennas.

Order backlog at June 30 was as follows:

                                      1998      1997
                                   ----------- -----------
Antenna and Imaging Systems        $24,021,000 $25,906,000
Communication Products
  and Services                       3,523,000   4,793,000
                                   ----------- -----------
Total                              $27,544,000 $30,699,000
                                   =========== ============

The 7% decrease in Antenna and Imaging Systems backlog at June 30, 1998 compared with June 30, 1997 resulted primarily from lower order bookings for military antennas and higher sales in all product lines during the recent quarter.

The 26% decrease in Communication Products and Services backlog at June 30, 1998 compared with June 30, 1997 was primarily due to higher sales during the recent quarter.

Liquidity and Capital Resources

At June 30, 1998, working capital was $15,610,000 compared with $20,354,000 at March 31, 1998, a decrease of $4,744,000 or 23%. Major changes affecting working capital during this period were the following: accounts receivable increased $2,193,000 and inventories decreased $817,000 primarily due to higher sales; accounts payable and accrued expenses decreased $1,304,000; and customer advances increased $2,112,000. Additionally, borrowings on the Company's line of credit with its bank in the amount of $6,300,000 were reclassified as current from long-term because the Company's credit agreement with its bank is scheduled to expire in less than one year. The Company's cash position at June 30, 1998 was $710,000 compared with $634,000 at March 31, 1998, an increase of 12%. At June 30, 1998, the Company had borrowed $6,300,000 in term debt from its bank to meet operating cash requirements. Those borrowings represent a 13% increase in term debt from the $5,600,000 of borrowings at March 31, 1998.

Capital equipment expenditures were $84,000 during the first three months of fiscal 1999 compared with $279,000 in the first three months last fiscal year. Although the Company anticipates expenditures for capital equipment will be higher in fiscal 1999 than they were in fiscal 1998, there were no material commitments for capital expenditures at June 30, 1998.

At June 30, 1998, the Company had a $19,500,000 revolving line of credit with its bank, of which up to $15,000,000 may be used for the issuance of letters of credit and up to $9,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $19,500,000. The letter of credit facility expires on June 30, 1999 and the working capital facility expires on April 30, 1999. In April 1998, the Company amended its revolving line of credit with its bank. Under the amended agreement, effective July 31, 1998, the Company will have a committed revolving line of credit in the amount of $15,500,000, of which up to $15,000,000 may be used for the issuance of letters of credit and up to $5,500,000 may be used for direct working capital advances. Total credit extended may not exceed $15,500,000. The Company believes its existing working capital, anticipated future cash flows from operations, available credit with its bank and other financing alternatives available to the Company are sufficient to finance presently planned capital and working capital requirements through the end of fiscal 1999. Certain business opportunities could arise that would require working capital and credit availability for the issuance of letters of credit in amounts that exceed current credit limits with its bank. The Company believes there are alternative sources of financing available that would provide the necessary credit in that event; however, there can be no assurance the Company will be able to obtain such financing.

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


                              DATRON SYSTEMS INCORPORATED



Date: July 28, 1998          By:  /s/ William L. Stephan
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)