Form 10-Q
period 1998-09-30
DATRON SYSTEMS INC/DE
filed 1998-10-29
CIK 27116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from      to

Commission File Number:          0-7445

             DATRON SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware                                95-2582922
(State or other jurisdiction of
incorporation or organization)  (I.R.S. Employer Identification No.)


304 Enterprise Street, Escondido, California   92029-1297
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

As of October 23, 1998, the Registrant had only one class of common stock, par value $0.01, of which there were 2,685,932 shares outstanding.

                       PART I -- FINANCIAL INFORMATION


Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                     Sept 30,   March 31
                                                       1998       1998
                                                     --------   --------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $845       $634
  Accounts receivable, net                            14,259     15,487
  Inventories                                         13,421     14,048
  Deferred income taxes                                3,502      3,502
  Prepaid expenses and other current assets              833        848
                                                     --------   --------
      Total current assets                            32,860     34,519
Property, plant and equipment, net                     9,763     10,864
Goodwill, net                                          5,544      5,646
Other assets                                             481        255
                                                     --------   --------
      Total assets                                   $48,648    $51,284
                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $5,264     $8,745
  Accrued expenses                                     3,771      3,932
  Customer advances                                    2,072        965
  Income taxes payable                                   541        203
  Current portion of restructuring reserve               ---        320
  Current portion of long-term debt                    1,681        ---
                                                     --------   --------
      Total current liabilities                       13,329     14,165
Long-term debt                                         3,212      5,600
Deferred income taxes                                  1,914      1,914
                                                     --------   --------
      Total liabilities                               18,455     21,679
                                                     --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,076,711 and 3,070,063 shares
    issued in September and March, respectively           31         31
  Additional paid-in capital                          10,716     10,670
  Retained earnings                                   21,796     21,254
  Treasury stock, at cost; 390,779 shares in
    September and March                               (2,106)    (2,106)
  Stock option plan and stock purchase plan notes rec   (244)      (244)
                                                     --------   --------
      Total stockholders' equity                      30,193     29,605
                                                     --------   --------
      Total liabilities and stockholders' equity     $48,648    $51,284
                                                     ========   ========
See notes to consolidated financial statements.



                        DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (In thousands, except per-share amounts)


                                 Three Months Ended   Six Months Ended
                                   September 30,        September 30,
                                   1998    1997         1998     1997
                                 -------  --------    --------  --------
Net sales                        $13,729  $14,937      $29,018  $25,278
Cost of sales                      9,661   11,326       20,872   19,312
                                 -------  --------    --------  --------
Gross profit                       4,068    3,611        8,146    5,966

Selling, general and admin.        2,870    2,797        6,102    5,545
Research and development             513      471          963      860
                                 --------  -------    --------  --------
Operating income (loss)              685      343        1,081     (439)

Interest expense                     (84)     (81)        (212)    (202)
Interest income                       39      ---           46        3
Other expense                        ---       (4)         ---      (10)
                                 --------  -------    --------  --------
Income (loss) before income taxes    640      258          915     (648)

Income taxes (benefit)               261      109          373     (249)
                                 --------  -------    --------  --------

Net income (loss)                   $379     $149         $542    ($399)
                                 ========  =======    ========  ========

Earnings (loss) per common
   share--basic                    $0.14    $0.06        $0.20   ($0.15)
                                 =======  ========    ========  ========

Weighted average number of
   common shares outstanding       2,686    2,667        2,684    2,666
                                 =======  ========    ========  ========

Earnings (loss) per common
   share--assuming dilution        $0.14    $0.06        $0.20   ($0.15)
                                 =======  ========    ========  ========

Weighted average number of
  common and common equivalent
  shares outstanding               2,686    2,689      2,684    2,666
                                 =======  ========    =======  =========

See notes to consolidated financial statements.



                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                      Six Months Ended
                                                        September 30,
                                                       1998       1997
                                                      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $542      ($399)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                      1,238      1,284
    Restructuring                                       (320)      (452)
    Changes in operating assets and liabilities:
      Accounts receivable                              1,228      1,341
      Inventories                                        627        475
      Prepaid expenses and other assets                 (220)       (50)
      Accounts payable and accrued expenses           (3,642)      (689)
      Customer advances                                1,107      1,757
      Income taxes payable                               338        ---
                                                    ---------  ---------
Net cash provided by operating activities                898      3,267
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (102)      (436)
Proceeds from sales of property, plant and equipment      76        ---
                                                    ---------  ---------
Net cash used in investing activities                    (26)      (436)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             3,293        ---
Decrease in revolving credit facility                 (4,000)    (3,600)
Stock options exercised                                  ---        126
Issuance of common stock                                  46        ---
Purchase of treasury stock                               ---        (53)
                                                    ---------  ---------
Net cash used in financing activities                   (661)    (3,527)
                                                    ---------  ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         211       (696)
Cash and cash equivalents at beginning of period         634      1,072
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $845       $376
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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at September 30, 1998 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1998 has been derived from audited financial statements.


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

Shares used in computing earnings (loss) per common share assuming dilution include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans, when such amounts are dilutive. Options to purchase 317,000 shares of common stock at prices ranging from $6.50 - $15.73 were not included in the computation of diluted EPS at September 30, 1998 because the effect of such options would be anti-dilutive. Such options expire at various dates from May 16, 1999 to August 4, 2008.


3.   Cash Equivalents
     ----------------
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less and which are readily convertible into cash.

4.   Accounts Receivable
     -------------------
At September 30, 1998 and March 31, 1998, accounts receivable were as follows:

                           September 30,      March 31,
                              1998              1998
                           ------------      -----------
Billed                      $10,085,000      $ 8,676,000
Unbilled                      4,485,000        7,001,000
                           ------------      -----------
Subtotal                     14,570,000       15,677,000
Allowance for doubtful
  accounts                    ( 311,000)        (190,000)
                            -----------      -----------
Total                       $14,259,000      $15,487,000
                            ===========      ===========

5.   Inventories
     -----------
At September 30, 1998 and March 31, 1998, inventories were as follows:

                             September 30,          March 31,
                                  1998                1998
                             ------------          -----------
Raw materials                 $ 7,419,000           $7,830,000
Work-in-process                 3,568,000            4,067,000
Finished goods                  2,434,000            2,151,000
                             ------------          -----------
Total                         $13,421,000          $14,048,000
                             ============          ===========

Inventories are presented net of allowances for obsolescence of $1,753,000 and $1,656,000 at September 30, 1998 and March 31,
1998, respectively.


6.   Property, Plant and Equipment
     -----------------------------
At September 30, 1998 and March 31, 1998, property, plant and equipment was as follows:

                                September 30,         March 31,
                                     1998                1998
                                ------------      -------------
Land and buildings               $ 8,643,000        $ 8,557,000
Machinery and equipment           14,966,000         15,201,000
Furniture and office equipment     1,504,000          1,506,000
Leasehold improvements               817,000            821,000
Construction-in-process              113,000            299,000
                                ------------       ------------
Subtotal                          26,043,000         26,384,000
Accumulated depreciation and
   amortization                  (16,280,000)       (15,520,000)
                                ------------        -----------
Total                            $ 9,763,000        $10,864,000
                                ============        ===========

7.   Long-Term Debt
     --------------
On August 7, 1998, the Company issued a promissory note to a life insurance company in the amount of $3,300,000 pursuant to a loan agreement under which the Company borrowed the same amount. The note is secured by a deed of trust on the Company's Simi Valley facility and has a maturity date of September 1, 2008. Monthly payments are calculated on a 20-year amortization. Interest is payable at a rate of 6.76% per annum through September 1, 2003, at which date the interest rate becomes variable and tied to LIBOR, adjusting every quarter for the remainder of the term. On September 1, 2003, the Company may either prepay the note without penalty or accept the variable rate provisions.

At September 30, 1998 and March 31, 1998, long-term debt was as follows:

                                            September 30,   March 31,
                                               1998           1998
                                            ------------   ----------
Revolving line of credit at prime plus 1.50%
   in September and at prime plus 0.85% in
   March, due April 30, 1999.                 $1,600,000    $5,600,000
6.76% note payable due September 1, 2008       3,293,000           ---
                                              ----------    ----------
Total long-term debt                          $4,893,000    $5,600,000
Less current portion                          (1,681,000)          ---
                                              ----------    ----------
Long-term debt                                $3,212,000    $5,600,000
                                              ==========    ==========

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, worldwide economic downturns and currency devaluations, and the impact of competition. Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation, the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations
---------------------
Net income for the second quarter of fiscal 1999 was $379,000, or $0.14 per share, compared with net income of $149,000, or $0.06 per share, in the second quarter of fiscal 1998. Net sales in the second quarter of fiscal 1999 were $13,729,000, an 8% decrease from second quarter net sales last fiscal year of $14,937,000. The decrease in sales was primarily due to lower sales of remote sensing systems and radio products, partially offset by higher sales of DBS antenna products. The increase in net income for the second quarter resulted primarily from higher gross margins.

Net income for the six months ended September 30, 1998 was $542,000, or $0.20 per share, compared with a net loss of $399,000, or $0.15 per share, for the comparable period last fiscal year. Net sales for the six months were $29,018,000, a 15% increase from net sales of $25,278,000 for the first six months last fiscal year. All product categories contributed to the higher sales, including a 51% increase in sales of DBS products from the first six months last fiscal year. The improvement from a net loss to net income for the recent six months was primarily due to higher gross profits on the higher sales, partially offset by higher operating expenses.

Operating results for each business segment were as follows:

Antenna and Imaging Systems
--------------------------

                           Three Months Ended          Six Months Ended
                               September 30,            September 30,
                            1998         1997         1998        1997
                        ----------   ----------   -----------  -----------
Net sales               $9,378,000   $9,769,000   $19,405,000  $16,988,000
                        ==========   ==========   ===========  ===========
Gross profit            $2,420,000   $1,876,000    $4,775,000   $3,235,000
                        ==========   ==========   ===========  ===========
Operating income (loss)   $749,000     $234,000    $1,099,000   ($108,000)
                        ==========   ==========   ===========  ===========

Sales of Antenna and Imaging Systems products decreased 4% in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998. The decrease was due to lower sales of remote sensing systems, partially offset by higher sales of DBS antenna products. Sales in the first six months of fiscal 1999 were 14% higher than in the first six months of fiscal 1998. The increase was due to higher sales in all product categories.

Gross profit percentage on sales of Antenna and Imaging Systems products was 25.8% in the second quarter of fiscal 1999 compared with 19.2% in the second quarter last fiscal year. The increase was primarily due to production efficiencies and the absence of severance costs related to a reduction in personnel in the second quarter of fiscal 1998. Gross profit percentage for the first six months of fiscal 1999 was 24.6% of sales compared with 19.0% of sales for the first six months of fiscal 1998. The increase was primarily due to production efficiencies and to a more favorable product mix.

Operating income percentage on sales of Antenna and Imaging Systems products was 8.0% in the second quarter of fiscal 1999 compared with 2.4% in the second quarter last fiscal year. The increase resulted from higher gross profits. Operating income percentage for the first six months of fiscal 1999 was 5.7% of sales compared with an operating loss percentage of 0.6% of sales for the first six months of fiscal 1998. The improvement was primarily due to higher gross profits.

Communication Products and Services
-----------------------------------

                       Three Months Ended        Six Months Ended
                          September 30,            September 30,
                       1998           1997       1998         1997
                    ----------    ----------   ----------   ----------
Net sales           $4,351,000    $5,168,000   $9,613,000   $8,290,000
                    ==========    ==========   ==========   ==========
Gross profit        $1,648,000    $1,735,000   $3,371,000   $2,731,000
                    ==========    ==========   ==========   ==========
Operating income      $285,000      $468,000     $654,000     $381,000
                    ==========    ==========   ==========   ==========

Sales of Communication Products and Services decreased 16% in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998. The decrease was due to lower order bookings resulting from delays in anticipated international orders. Sales in the first six months of fiscal 1999 were 16% higher than in the first six months of fiscal 1998. The increase was primarily due to a faster turn around of orders in backlog at the beginning of the fiscal year. Worldwide economic instability has been responsible for the delay of several anticipated orders, and future anticipated orders may likewise be delayed.

Gross profit percentage on sales of Communication Products and Services was 37.9% in the second quarter of fiscal 1999 compared with 33.6% in the second quarter last fiscal year. The increase was primarily due to a more favorable product mix. Gross profit percentage for the first six months of fiscal 1999 was 35.1% of sales compared with 32.9% of sales for the first six months of fiscal 1998 due to manufacturing efficiencies related to a higher level of sales.

Operating income percentage on sales of Communication Products and Services was 6.6% in the second quarter of fiscal 1999 compared with 9.1% in the second quarter last fiscal year. The decrease was primarily due to higher administrative expenses. Operating income percentage for the first six months of fiscal 1999 was 6.8% of sales compared with 4.6% of sales for the first six months of fiscal 1998. The increase was due to higher gross profits.


Consolidated expenses were as follows:
-------------------------------------
Selling, general and administrative expenses were $2,870,000 in the second quarter of fiscal 1999, a 3% increase compared with second quarter of fiscal 1998 expenses of $2,797,000. The increase was primarily due to higher administrative expenses at the Communication Products and Services business segment. Selling, general and administrative expenses for the first six months of fiscal 1999 were $6,102,000, a 10% increase compared with first six months of fiscal 1998 expenses of $5,545,000. The increase was in line with the higher sales level and resulted from higher selling and administrative expenses at both business segments.

Research and development ("R&D") expenses were $513,000 in the second quarter of fiscal 1999 compared with $471,000 in the second quarter last fiscal year. The 9% increase resulted from higher spending on development programs at the Antenna and Imaging Systems business segment. R&D expenses in the first six months of fiscal 1999 were $963,000, a 12% increase compared with first six months of fiscal 1998 expenses of $860,000. The increase resulted from higher spending on development programs at both business segments. The Company plans to increase R&D spending during the last six months of fiscal 1999 to further improve tracking antenna capabilities and to improve its mobile DBS television products.

Order backlog at September 30 was as follows:
--------------------------------------------

                                   1998                  1997
                                -----------           -----------
Antenna and Imaging Systems     $24,221,000           $23,971,000
Communication Products and
   Services                       3,866,000             5,988,000
                                -----------           -----------
Total                           $28,087,000           $29,959,000
                                ===========           ===========

The 1% increase in Antenna and Imaging Systems backlog at September 30, 1998 compared with September 30, 1997 was primarily due to a higher order backlog at the beginning of the current fiscal year, partially offset by higher sales during the first six months ended September 30, 1998.

The 35% decrease in Communication Products and Services backlog at September 30, 1998 compared with September 30, 1997 was primarily due to lower order bookings in the second fiscal quarter ended September 30, 1998. As previously noted, worldwide economic instability has been responsible for the delay of several anticipated orders. Future results of operations may be adversely affected if additional orders are likewise delayed.

Liquidity and Capital Resources
-------------------------------
At September 30, 1998, working capital was $19,531,000 compared with $20,354,000 at March 31, 1998, a decrease of $823,000 or 4%.
Major changes affecting working capital during this period were the following: accounts receivable decreased $1,228,000 as collections exceed sales; inventories decreased $627,000 due to reductions in both antenna and radio products inventories; accounts payable and accrued expenses decreased $3,642,000; and customer advances increased $1,107,000. Additionally, borrowings on the Company's line of credit with its bank in the amount of $1,600,000 were reclassified as current from long-term because the Company's credit agreement with its bank is scheduled to
expire in less than one year.   The Company's cash position at
September 30, 1998 was $845,000 compared with $634,000 at March 31, 1998, an increase of 33%. At September 30, 1998, the Company had borrowed $1,600,000 in term debt from its bank to meet operating cash requirements.

On August 7, 1998, the Company borrowed $3,300,000 from a life insurance company in exchange for a promissory note secured by a deed of trust on the Company's Simi Valley facility. The promissory note bears interest at 6.76% per annum and has a maturity date of September 1, 2008. See Note 7 to the
Consolidated Financial Statements in Part I, Item 1.

Capital equipment expenditures were $102,000 during the first six months of fiscal 1999 compared with $436,000 in the first six months last fiscal year. The decrease was due to lower purchases of equipment at both business segments. The Company anticipates expenditures for capital equipment will increase during the last six months of the current fiscal year.

At September 30, 1998, the Company had a $15,500,000 committed revolving line of credit with its bank, of which up to $15,000,000 may be used for the issuance of letters of credit and up to $5,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $15,500,000. The Company believes its existing working capital, anticipated future cash flows from operations, available credit with its bank and other financing alternatives available to the Company are sufficient to finance presently planned capital and working capital requirements through the end of fiscal 1999. Certain business opportunities could arise that would require working capital and credit availability for the issuance of letters of credit in amounts that exceed current credit limits with its bank. The Company believes there are alternative sources of financing available that would provide the necessary credit in that event; however, there can be no assurance the Company will be able to obtain such financing.

Year 2000 Issues
----------------
Some software included in products sold or licensed to the Company's customers and certain portions of the Company's internal operating systems may be subject to failure as a result of what is commonly known as the Year 2000 date issue (the "Year
2000 issue").  A discussion of this issue follows:

The Company's state of readiness.
--------------------------------
The Company believes all systems and products currently sold and new products under development are Year 2000 compliant. Although the Company's assessment of its Year 2000 exposure is not complete, the Company currently believes its potential exposure to problems arising from the Year 2000 issue lies in three areas:

     - Information technology ("IT") previously sold or licensed to the Company's customers and non-IT components imbedded in products previously sold to the Company's customers.
     - IT and non-IT components (such as computer chips imbedded in hardware) used in the Company's internal operating systems.
     - Compliance with the Year 2000 issue by third parties with whom the Company has a material relationship.

Products sold or licensed to customers:

Most of the Company's antenna and image processing products and some of its radio communication products contain IT and non-IT components that may be affected by the Year 2000 issue. The Company is pursuing a three-phase program to identify and resolve this exposure:

1. Identify all products that contain IT and non-IT systems that are not Year 2000 compliant. To the extent practical, identify all customers who are still using those products.
     Status:  Estimated 80% complete.  Estimated completion date:
     December 31, 1998.
2. Determine appropriate solutions to remedy the non compliant products and systems. Those solutions may include software upgrades, replacement of non compliant components, referral of problems relating to third party-provided software to the original supplier, or determination that the age of the product or nature of the problem is such that replacement of the product or system is the only practical solution. Status: Estimated 50% complete. Estimated completion date: March 31, 1999.
3. Notify all identified customers of the Year 2000 issue associated with their products and systems, and inform them of the Company's policy regarding their situation. All products and systems under warranty or service agreement as of December 31, 1998 will be made Year 2000 compliant by the Company. Other customers who have products and systems that can economically be made Year 2000 compliant will be offered software upgrades and component replacement for a fee. Customers who have products or systems that cannot economically be made Year 2000 compliant will be so notified and informed of current product alternatives offered by the Company. Status: Estimated 10% complete. Estimated completion date: June 30, 1999.

Internal operating systems:

Some of the Company's internal operating systems are Year 2000 compliant and some are not. The Company is pursuing a two-phase program to identify and resolve this exposure:

1. Systematically test and verify internal IT systems and modules for Year 2000 compliance. To the extent practical, systematically test and verify equipment and facility systems that contain non-IT components. Status: Estimated 65% complete. Estimated completion date: March 31, 1999.
2. Use internal programmers and outside consultants to upgrade those internal IT systems and modules that are not Year 2000 compliant. Replace non-IT components that are not Year 2000 compliant. Status: Estimated 50% complete. Estimated completion date: June 30, 1999.

Third party relationships:

Although the Company is rarely dependent on a single source of supply for IT and non-IT components, the failure of a selected supplier to timely deliver Year 2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its required delivery schedules. (The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe it has significant Year 2000 exposure from those providers and has not implemented any programs to assure Year 2000 compliance by them.) The Company is pursuing a two-phase program to identify and resolve Year 2000 exposure from third parties:

1. Develop a supplier compliance warranty for incorporation in all purchase orders issued after March 31, 1999. That warranty will require suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and require them to correct or replace any such item found to be non compliant. Status: Estimated 10% complete. Estimated completion date: March 31, 1999.
2. Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event existing suppliers are not able to meet compliance requirements. Status: Not yet started. Estimated completion date: September 30, 1999.

Costs to address the Company's Year 2000 issues.
-----------------------------------------------
To date, the Company has spent approximately $50,000 in identifying and fixing Year 2000 issues and estimates it will incur an additional $230,000 for remediation of its remaining Year 2000 issues. Because the Company's assessment of its Year 2000 exposure is not complete, it is likely that this estimate will change.

Risks of the Company's Year 2000 issues.
---------------------------------------
The Company believes the most reasonably likely worst case Year
2000 scenario would include a combination of some or all of the following:

- Products sold to some of its customers would fail to perform some or all of their intended functions. The Company estimates the maximum number of customers that may be affected is 75. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under its contracts with its customers.
- Internal IT modules or systems may fail to operate or may give erroneous information. Such failure could result in production and shipping delays, inability to generate or delays in generation of financial reports and statements, and computer network downtime resulting in numerous inefficiencies and higher payroll expenses.

- Non-IT components in HVAC, lighting, telephone, security and similar systems might fail and cause the entire system to fail. Non-IT components in production and test equipment might fail, resulting in delays in production and new product development.

The Company's contingency plans.
-------------------------------
The Company believes its plans for addressing the Year 2000 issue as outlined above are adequate to handle the most reasonably likely worst case scenario. The Company does not believe it will incur a material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

In August 1992, Trans World Communications, Inc. (Trans World), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation (ATACS) and AIRTACS Corporation (AIRTACS) relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In rulings on May 28, 1997 and September 3, 1997, the court found Trans World in breach of a teaming agreement and awarded ATACS
and AIRTACS one dollar ($1.00) in damages.   On September 8,
1998, the appeal court affirmed the district court's decision except as to the award of nominal damages, and remanded the matter to the district court for further hearing on damages. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company.


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


Item 4.   Submission of Matters to a Vote of Security Holders

On August 5, 1998, the Company held its annual meeting of stockholders, proxies for which were solicited pursuant to Regulation 14a under the Act. All existing directors were re-elected.


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.65    Loan Agreement between Registrant and Jackson
         National Life Insurance Company dated August 7,
         1998.

     10.66 Datron Systems Incorporated Profit Sharing and Savings Plan (Amended and Restated as of April
         1, 1998).


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DATRON SYSTEMS INCORPORATED



 Date:    October 29, 1998       /s/ WILLIAM L. STEPHAN
                                 Vice President and Chief
                                 Financial Officer
                                 (Principal Financial and Accounting
                                 Officer)