Form 10-Q
period 1998-12-31
DATRON SYSTEMS INC/DE
filed 1999-01-28
CIK 27116

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended       December 31, 1998

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

     As of January 22, 1999, the Registrant had only one class of common stock, par value $0.01, of which there were 2,693,753 shares outstanding.

                       PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       DATRON SYSTEMS INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                      Dec 31,   March 31
                                                       1998       1998
                                                     --------   --------
ASSETS                                              (Unaudited)
Current assets:
  Cash and cash equivalents                           $3,826       $634
  Accounts receivable, net                            12,865     15,487
  Inventories                                         11,849     14,048
  Deferred income taxes                                3,502      3,502
  Prepaid expenses and other current assets              894        848
                                                     --------   --------
      Total current assets                            32,936     34,519
Property, plant and equipment, net                     9,447     10,864
Goodwill, net                                          5,493      5,646
Other assets                                             472        255
                                                     --------   --------
      Total assets                                   $48,348    $51,284
                                                     ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $5,127     $8,745
  Accrued expenses                                     3,709      3,932
  Customer advances                                    2,719        965
  Income taxes payable                                   787        203
  Current portion of restructuring reserve               ---        320
  Current portion of long-term debt                       83        ---
                                                     --------   --------
      Total current liabilities                       12,425     14,165
Long-term debt                                         3,191      5,600
Deferred income taxes                                  1,914      1,914
                                                     --------   --------
      Total liabilities                               17,530     21,679
                                                     --------   --------
Stockholders' equity:
  Preferred stock -- par value $0.01; authorized
    2,000,000 shares, none issued or outstanding         ---        ---
  Common stock -- par value $0.01; authorized
    10,000,000 shares, 3,084,532 and 3,070,063 shares
    issued in December and March, respectively            31         31
  Additional paid-in capital                          10,756     10,670
  Retained earnings                                   22,381     21,254
  Treasury stock, at cost; 390,779 shares in
    December and March                                (2,106)    (2,106)
  Stock option plan and stock purchase plan notes rec   (244)      (244)
                                                     --------   --------
      Total stockholders' equity                      30,818     29,605
                                                     --------   --------
      Total liabilities and stockholders' equity     $48,348    $51,284
                                                     ========   ========
See notes to consolidated financial statements.


                        DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (In thousands, except per-share amounts)

                                 Three Months Ended   Nine Months Ended
                                   December 31,         December 31,
                                   1998    1997         1998     1997
                                 -----------------    ------------------

Net sales                        $15,266  $17,081      $44,284  $42,359
Cost of sales                     10,486   12,813       31,358   32,125
                                 -------  ------       -------  -------
Gross profit                       4,780    4,268       12,926   10,234

Selling, general and admin.        3,052    3,143        9,154    8,688
Research and development             815      483        1,778    1,343
                                 -------  -------       ------   ------
Operating income                     913      642        1,994      203

Interest expense                     (58)     (82)        (270)    (284)
Interest income                       89        6          135        9
Other income (expense)                48       (3)          48      (13)
                                 -------   -------      ------   ------
Income (loss) before income taxes    992      563        1,907      (85)

Income taxes (benefit)               407      216          780      (33)
                                 -------   ------       ------    -----

Net income (loss)                   $585     $347       $1,127     ($52)
                                 =======   ======       ======    =====

Earnings (loss) per common
   share--basic                    $0.22    $0.13        $0.42   ($0.02)
                                 =======   ======       ======    =====

Weighted average number of
   common shares outstanding       2,689    2,672        2,685    2,667
                                 =======   ======       ======   ======

Earnings (loss) per common
   share--diluted                  $0.22    $0.13        $0.42   ($0.02)
                                 =======   ======       ======   ======

Weighted average number of
  common and common equivalent
  shares outstanding               2,689    2,687        2,686    2,667
                                 =======   ======       ======   ======

See notes to consolidated financial statements.


                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (In thousands)

                                                      Nine Months Ended
                                                         December 31,
                                                       1998       1997
                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $1,127       ($52)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                      1,821      1,986
    Changes in operating assets and liabilities:
      Accounts receivable                              2,622       (573)
      Inventories                                      2,199      1,190
      Prepaid expenses and other assets                 (279)       509
      Accounts payable and accrued expenses           (3,841)     2,813
      Customer advances                                1,754        222
      Income taxes payable                               584        ---
      Restructuring                                     (320)      (748)
                                                    ---------  ---------
Net cash provided by operating activities              5,667      5,347
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (312)      (711)
Proceeds from sales of property, plant and equipment      77        ---
                                                    ---------  ---------
Net cash used in investing activities                   (235)      (711)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                             3,274        ---
Decrease in revolving credit facility                 (5,600)    (4,700)
Stock options exercised                                  ---        130
Issuance of common stock                                  86         45
Purchase of treasury stock                               ---        (53)
                                                    ---------  ---------
Net cash used in financing activities                 (2,240)    (4,578)
                                                    ---------  ---------

INCREASE IN CASH AND CASH EQUIVALENTS                  3,192         58
Cash and cash equivalents at beginning of period         634      1,072
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $3,826     $1,130
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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at December 31, 1998 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1998 has been derived from audited financial statements.

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

Shares used in computing earnings (loss) per common share _ diluted include the weighted average of common stock outstanding plus equivalent shares issuable under the Company's stock option plans, when such amounts are dilutive. Options to purchase 314,000 shares of common stock at prices ranging from $6.50 - $15.73 were not included in the computation of diluted EPS at December
31, 1998 because the effect of such options would be anti-dilutive. Such options expire at various dates from May 16, 1999 to August 4, 2008.

3.   Cash Equivalents
     ----------------
Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less and which are readily convertible into cash.

4.   Foreign Sales
     -------------
All foreign sales are denominated in U.S. Dollars.

5.   Revenue Recognition
     -------------------
Revenue from product sales is recognized at the time of shipment, except in the case of certain fixed-price contracts requiring substantial performance over several periods prior to commencement of deliveries, which are accounted for under the percentage-of-completion (cost-to-cost) method of accounting. Expected profits or losses on these contracts are based upon the Company's estimates of total sales value and cost at completion.
These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments resulting from such revisions are recorded in the periods in which revisions are made. Losses on contracts are recorded in full as they are identified.

6.   Contingencies
     -------------
In the normal course of business, the Company is subject to claims and litigation that may be raised by governmental agencies in connection with U.S. government contracts, U.S. government export control regulations and other regulatory issues, and civil claims raised by private parties. At December 31,1998, in the opinion of management, resolution of all such outstanding claims will not have a material affect on the consolidated financial position of the Company or on its results of operations.

7.   Segment Disclosures
     -------------------
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an
Enterprise and Related Information. This statement revises the definition of an operating segment and requires expanded disclosure of segment operations. The
Company will begin reporting under SFAS No. 131 for the fiscal year ending March 31, 1999. Because the Company already reports segment information in a manner consistent with most of the requirements of SFAS No.
131, implementation of SFAS No. 131 is not expected to have a material affect on future segment reporting.

8.   Accounts Receivable
     -------------------
At December 31, 1998 and March 31, 1998, accounts receivable were as follows:

                              December 31,    March 31,
                                 1998           1998
                               -----------    -----------
     Billed                   $10,806,000    $ 8,676,000
     Unbilled                   2,302,000      7,001,000                                    -----------
                              -----------    -----------
     Subtotal                  13,108,000     15,677,000
     Allowance for doubtful
        accounts                 (243,000)      (190,000)
                              -----------    -----------
     Total                    $12,865,000    $15,487,000
                              ===========    ===========

9.   Inventories
     -----------
At December 31, 1998 and March 31, 1998, inventories were as follows:

                               December 31,   March 31,                                         1998
                                  1998          1998
                               -----------   ----------
     Raw materials             $ 6,985,000   $7,830,000
     Work-in-process             3,324,000    4,067,000
     Finished goods              1,540,000    2,151,000
                               -----------   ----------
     Total                     $11,849,000  $14,048,000
                               ===========   ==========

Inventories are presented net of allowances for obsolescence of $1,828,000 and $1,656,000 at December
31, 1998 and March 31, 1998, respectively.

10.  Property, Plant and Equipment
     -----------------------------
At December 31, 1998 and March 31, 1998, property, plant and equipment was as follows:

                               December 31,     March 31,
                                  1998             1998
                              -----------     -----------

     Land and buildings       $ 8,736,000     $ 8,557,000
     Machinery and equipment   15,135,000      15,201,000
     Furniture and office
         equipment              1,541,000       1,506,000
     Leasehold improvements       817,000         821,000
     Construction-in-process       24,000         299,000
                              -----------       ---------
     Subtotal                  26,253,000      26,384,000
     Accumulated depreciation
       and amortization       (16,806,000)    (15,520,000)
                              -----------      ----------
     Total                    $ 9,447,000     $10,864,000
                              ===========      ==========

11.  Long-Term Debt
     --------------
On August 7, 1998, the Company issued a promissory note to a life insurance company in the amount of $3,300,000 pursuant to a loan agreement under which the Company borrowed the same amount. The note is secured by a deed of trust on the Company's Simi Valley facility and has a maturity date of September 1, 2008. Monthly payments are calculated on a 20-year amortization.
Interest is payable at a rate of 6.76% per annum through September 1, 2003, at which date the interest rate becomes variable and tied to LIBOR, adjusting every quarter for the remainder of the term. On September 1, 2003, the Company may either prepay the note without penalty or accept the variable rate provisions.

At December 31, 1998 and March 31, 1998, long-term debt was as follows:

                                  December 31,   March 31,
                                      1998         1998
                                   ----------   ----------
Revolving line of credit at prime
   plus 1.50% in December and at
   prime plus 0.85% in March,
   due April 30, 1999.                   ---   $5,600,000
   6.76% note payable due
   September 1, 2008              $3,274,000          ---
                                   ---------    ---------
Total long-term debt               3,274,000    5,600,000
Less current portion                 (83,000)         ---
                                  ----------    ---------
Long-term debt                    $3,191,000   $5,600,000
                                  ==========    =========

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments: Antenna and Imaging Systems, and Communication Products and Services. The Antenna and
Imaging Systems business segment designs and manufactures specialized satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense ("DoD"). This segment also sells remote sensing satellite earth stations to worldwide commercial, scientific and military organizations. Another additional market for this segment is mobile direct broadcast satellite ("DBS") television reception systems for recreational vehicles, boats and large business jets. The Communication
Products and Services business segment designs, manufactures and distributes high frequency and very high frequency communication radios and accessories for worldwide military and civilian purposes.

This Management's Discussion and Analysis of Financial
Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities
Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, worldwide economic downturns and currency devaluations, restrictions that may be imposed by the U.S. government on the export of Company products, and the impact of competition.
Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation, the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations

Net income for the third quarter of fiscal 1999 was $585,000, or $0.22 per share, compared with net income of $347,000, or $0.13 per share, in the third quarter of fiscal 1998. Net sales in the third quarter of fiscal
1999 were $15,266,000, an 11% decrease from third quarter net sales last fiscal year of $17,081,000. The decrease in sales was due to lower sales of radio products and military antennas, partially offset by higher sales of remote sensing systems. The increase in net income was primarily due to higher gross margins, partially offset by higher research and development expenses.

Net income for the nine months ended December 31, 1998 was $1,127,000, or $0.42 per share, compared with a net loss of $52,000, or $0.02 per share, for the comparable period last fiscal year. Net sales for the nine months were $44,284,000, a 5% increase from net sales of $42,359,000 for the first nine months last fiscal year.
The increase in sales was due to higher sales of remote sensing systems and DBS antenna products, partially offset by lower sales of military antennas and radio products. The improvement from a net loss to net income for the recent nine months was primarily due to higher gross margins on the higher sales, partially offset by higher operating expenses.

Operating results for each business segment were as follows:

Antenna and Imaging Systems
---------------------------

                 Three Months Ended       Nine Months Ended
                    December 31,            December 31,
                  1998       1997        1998         1997
              ----------  ----------  -----------  -----------
Net sales     $9,670,000  $9,339,000  $29,075,000  $26,327,000
              ==========  ==========  ===========  ===========
Gross profit  $2,763,000  $1,999,000   $7,538,000   $5,234,000
              ==========  ==========  ===========  ===========
Operating
  income
  (loss)        $728,000    $104,000   $1,827,000     ($4,000)
              ==========  ==========  ===========  ===========

Sales of Antenna and Imaging Systems products increased
4% in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998. The increase was primarily due to higher sales of remote sensing systems, partially offset by lower sales of military antennas
The higher remote sensing sales were partially attributable to the absence of a $903,000 sale reversal that occurred in the third quarter of fiscal 1998.
Sales in the first nine months of fiscal 1999 were 10% higher than in the first nine months of fiscal 1998.
The increase was due to higher sales of remote sensing systems and DBS antenna products, partially offset by lower sales of military antennas.

Gross profit percentage on sales of Antenna and Imaging
Systems products was 28.6% in the third quarter of fiscal 1999 compared with 21.4% in the third quarter last fiscal year. The increase was primarily due to production efficiencies and to a more favorable product mix. Gross profit percentage for the first nine months of fiscal 1999 was 25.9% of sales compared with 19.9% of sales for the first nine months of fiscal 1998. The increase was primarily due to production efficiencies and to a more favorable product mix during the second and third quarters of fiscal 1999.

Operating income percentage on sales of Antenna and Imaging Systems products was 7.5% in the third quarter of fiscal 1999 compared with 1.1% in the third quarter last fiscal year. The increase resulted from higher gross profits, partially offset by higher product development expenses. Operating income percentage for the first nine months of fiscal 1999 was 6.3% of sales compared with an operating loss percentage of 0.0% of sales for the first nine months of fiscal 1998. The increase was primarily due to higher gross profits.

Communication Products and Services
-----------------------------------

                   Three Months Ended        Nine Months Ended
                       December 31,             December 31,
                    1998        1997          1998         1997
                 ---------    ---------    ----------    ----------
Net sales       $5,596,000   $7,742,000   $15,209,000   $16,032,000
                 =========    =========    ==========    ==========
Gross profit    $2,017,000   $2,269,000    $5,388,000    $5,000,000
                 =========    =========     =========    ==========
Operating
   income         $487,000     $860,000    $1,141,000    $1,241,000
                 =========    =========    ==========    ==========

Sales of Communication Products and Services decreased
28% in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998. The decrease was due to lower order bookings resulting from delays in anticipated international orders. Sales in the first nine months of fiscal 1999 were 5% lower than in the first nine months of fiscal 1998 for the same reason.
Worldwide economic instability continued to be responsible for the delay of several anticipated orders, and future anticipated orders may likewise be delayed or canceled.

Gross profit percentage on sales of Communication
Products and Services was 36.0% in the third quarter of fiscal 1999 compared with 29.3% in the third quarter last fiscal year. The increase was primarily due to a more favorable product mix. Gross profit percentage for the first nine months of fiscal 1999 was 35.4% of sales compared with 31.2% of sales for the first nine months of fiscal 1998. The increase was due to manufacturing efficiencies and to a more favorable product mix.

Operating income percentage on sales of Communication
Products and Services was 8.7% in the third quarter of fiscal 1999 compared with 11.1% in the third quarter last fiscal year. The decrease resulted from higher selling and product development expenses on a lower sales base, partially offset by a higher gross profit percentage. Operating income percentage for the first nine months of fiscal 1999 was 7.5% of sales compared with 7.7% of sales for the first nine months of fiscal
1998. Higher selling, product development and administrative expenses were partially offset by a higher gross profit percentage.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $3,052,000 in the third quarter of fiscal 1999, a 3%
decrease compared with third quarter of fiscal 1998 expenses of $3,143,000. The decrease was primarily due to lower administrative and selling expenses in the Antenna and Imaging Systems business segment. Selling, general and administrative expenses for the first nine months of fiscal 1999 were $9,154,000, a 5% increase compared with first nine months of fiscal 1998 expenses of $8,688,000. The increase was in line with the higher sales level and resulted from higher administrative and selling expenses at both business segments.

Research and development (R&D) expenses were $815,000 in the third quarter of fiscal 1999 compared with $483,000 in the third quarter last fiscal year. The 69% increase resulted primarily from higher spending on development programs for mobile DBS antenna products and from programs to improve tracking antenna capabilities. R&D expenses in the first nine months of fiscal 1999 were $1,778,000, a 32% increase compared with first nine months of fiscal 1998 expenses of $1,343,000. The increase resulted from higher spending on development programs at both business segments. The Company intends to continue its higher R&D spending during the last three months of fiscal 1999.

Order backlog at December 31 was as follows:

                                          1998            1997
                                      -----------     -----------
Antenna and Imaging Systems           $22,857,000     $20,860,000
Communication Products and Services     2,460,000       3,381,000
                                      -----------      ----------
Total                                 $25,317,000     $24,241,000
                                      ===========     ===========

The 10% increase in Antenna and Imaging Systems backlog at December 31, 1998 compared with December 31, 1997 was primarily due to higher order bookings of remote sensing systems and airborne DBS antenna products, partially offset by lower bookings of military antenna products, including the partial cancellation of an order for shipboard antenna systems for use by the U.S. Navy.

The 27% decrease in Communication Products and Services backlog at December 31, 1998 compared with December 31,
1997 was primarily due to lower order bookings in the second and third quarters of fiscal 1999. As previously noted, worldwide economic instability has been responsible for the delay of several anticipated orders.
Future results of operations may be adversely affected if additional orders are likewise delayed or canceled.

Liquidity and Capital Resources

At December 31, 1998, working capital was $20,511,000 compared with $20,354,000 at March 31, 1998, an increase of $157,000 or 1%. Major changes affecting working capital during this period were the following: accounts receivable decreased $2,622,000 due to faster collections; inventories decreased $2,199,000 due to better inventory management at both business segments;
accounts payable and accrued expenses decreased
$3,841,000; and customer advances increased $1,754,000.
The Company's cash position at December 31, 1998 was
$3,826,000 compared with $634,000 at March 31, 1998, an
increase of 503%. At December 31, 1998, the Company had no borrowings against its revolving line of credit.

On August 7, 1998, the Company borrowed $3,300,000 from a life insurance company in exchange for a promissory note secured by a deed of trust on the Company's Simi
Valley facility. The promissory note bears interest at 6.76% per annum and has a maturity date of September 1, 2008. See Note 11 to the Consolidated Financial
Statements in Part I, Item 1.

Capital equipment expenditures were $312,000 during the first nine months of fiscal 1999 compared with $711,000 in the first nine months last fiscal year. The decrease was due to lower purchases of equipment at both business segments. The Company anticipates expenditures for capital equipment will increase during the last three months of the current fiscal year. Additional expenditures are planned for improvements to the new production and office facility the Communication
Products and Services business segment will be moving to near the end of March 1999.

At December 31, 1998, the Company had a $15,500,000 committed revolving line of credit with its bank, of which up to $15,000,000 may be used for the issuance of letters of credit and up to $5,500,000 may be used for direct working capital advances provided that total credit extended does not exceed $15,500,000. The
Company believes its existing working capital, anticipated future cash flows from operations, available credit with its bank and other financing alternatives available to the Company are sufficient to finance presently planned capital and working capital requirements through the end of June 1999. The Company is currently in negotiations for a new bank revolving line of credit and believes it will have a new one in place before its current line of credit expires in the first quarter of fiscal 2000. The Company believes there are alternative sources of financing available should it not be able to obtain a satisfactory bank line of credit; however, there can be no assurance the Company will be able to obtain such financing.

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

The Company believes all systems and products currently sold and new products under development are Year 2000 compliant. Although the Company's assessment of its Year 2000 exposure is not complete, the Company currently believes its potential exposure to problems arising from the Year 2000 issue lies in three areas:

     - Information technology ("IT") previously sold or licensed to the Company's customers and non-IT components (such as computer chips imbedded in hardware) previously sold to the Company's customers.
     - IT and non-IT components used in the Company's internal operating systems.
     - Compliance with the Year 2000 issue by third parties with whom the Company has a material relationship.

Products sold or licensed to customers:

Most of the Company's antenna and image processing products and some of its radio communication products contain IT and non-IT components that may be affected by the Year 2000 issue. The Company is pursuing a three-phase program to identify and resolve this exposure:

1. Identify all products that contain IT and non-IT systems that are not Year 2000 compliant. To the extent practical, identify all customers who are still using those products. Status: Estimated 85% complete. Estimated completion date: March 31, 1999.
2. Determine appropriate solutions to remedy the non-compliant products and systems. Those solutions may include software upgrades, replacement of non compliant components, referral of problems relating to third party-provided software to the original supplier, or determination that the age of the product or nature of the problem is such that replacement of the product or system is the only practical solution. Status:
   Estimated 60% complete.  Estimated completion date:
   June 30, 1999.
3. Notify all identified customers of the Year 2000 issue associated with their products and systems, and inform them of the Company's policy regarding their situation. All products and systems under warranty or service agreement as of December 31, 1998 will be made Year 2000 compliant by the Company. Other customers who have products and systems that can economically be made Year 2000 compliant will be offered software upgrades and component replacement for a fee. Customers who have products or systems that cannot economically be made
   Year 2000 compliant will be so notified and informed of current product alternatives offered by the Company.
   Status: Estimated 20% complete. Estimated completion date: June 30, 1999.

Internal operating systems:

Some of the Company's internal operating systems are Year 2000 compliant and some are not. The Company is pursuing a two-phase program to identify and resolve this exposure:

1. Systematically test and verify internal IT systems and modules for Year 2000 compliance. To the extent practical, systematically test and verify equipment and facility systems that contain non-IT components.
    Status: Estimated 70% complete. Estimated completion date: June 30, 1999.
2. Use internal programmers and outside consultants to upgrade those internal IT systems and modules that are not Year 2000 compliant. Replace non-IT components that are not Year 2000 compliant. Status: Estimated 65% complete. Estimated completion date: June 30, 1999.

Third party relationships:

Although the Company is rarely dependent on a single source of supply for IT and non-IT components, the failure of a selected supplier to timely deliver Year
2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its required delivery schedules. (The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe it has significant Year 2000 exposure from those providers and has not implemented any programs to assure Year 2000 compliance by them.) The Company is pursuing a two-phase program to identify and resolve
Year 2000 exposure from third parties:

1. Develop a supplier compliance warranty for incorporation in all purchase orders issued after March 31, 1999. That warranty will require suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and require them to correct or replace any such item found to be non compliant. Status: Estimated 20% complete. Estimated completion date: March 31, 1999.
2. Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event existing suppliers are not able to meet compliance requirements. Status: Not yet started. Estimated completion date: September 30, 1999.


Costs to address the Company's Year 2000 issues.

To date, the Company has spent approximately $80,000 in identifying and fixing Year 2000 issues and estimates it will incur an additional $200,000 for remediation of its remaining Year 2000 issues. Because the Company's assessment of its Year 2000 exposure is not complete, it is likely that this estimate will change.


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

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

In August 1992, Trans World Communications, Inc. (Trans
World), a wholly owned subsidiary of the Company and
which was renamed Datron World Communications Inc. on
March 31, 1995, was named as defendant in a lawsuit
filed by ATACS Corporation (ATACS) and AIRTACS
Corporation (AIRTACS) relating to a contract to provide
radio communication shelters.  ATACS and AIRTACS contend
that Trans World entered into an agreement to team with
them on the contract and then wrongfully failed to use
them as subcontractors.  They seek damages in excess of
$2,000,000. In rulings on May 28, 1997 and September 3,
1997, the court found Trans World in breach of a teaming
agreement and awarded ATACS and AIRTACS one dollar
($1.00) in damages.   On September 8, 1998, the appeal
court affirmed the district court's decision except as to the award of nominal damages, and remanded the matter to the district court for further hearing on damages.
The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

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


                              DATRON SYSTEMS INCORPORATED

Date:  January 28, 1999       /s/ WILLIAM L. STEPHAN
                              Vice President and
                              Chief Financial Officer
                              (Principal Financial
                               and Accounting Officer)