Form 10-K405
period 1999-03-31
DATRON SYSTEMS INC/DE
filed 1999-06-24
CIK 27116

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D. C. 20549

                         FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year            Commission File
Ended March 31, 1999           Number 0-7445

             DATRON SYSTEMS INCORPORATED
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                    95-2582922
-----------------------       ---------------------------
(State of Incorporation)      (I.R.S. Employer Ident. No.)

3030 Enterprise Court, Vista, California     92083-8347
----------------------------------------     ----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (760) 734-5454

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

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-
K.  ( X )

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 18, 1999 was $18.3 million, based on the closing price on that date on the Nasdaq Stock Market.

The number of shares outstanding of each of the
registrant's classes of common stock as of June 18, 1999
was:  Common Stock, par value $0.01 --  2,693,753
shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Certain portions of registrant's Annual Proxy
     Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held August 9, 1999 are incorporated by reference into Part III of this report.

2.   Registrant's Annual Report of its Employee Stock
     Purchase Plan for the fiscal year ended March 31, 1999 is incorporated by reference into Exhibit
     99.1.

3. Items contained in the above-referenced documents that are not specifically incorporated by reference are not included in this report.

               DATRON SYSTEMS INCORPORATED
                      FORM 10-K
                   FISCAL YEAR 1999

                  TABLE OF CONTENTS


PART I                                                   1

Item 1.  Business                                        1
Item 2.  Properties                                      7
Item 3.  Legal Proceedings                               7
Item 4.  Submission of Matters to a Vote of
            Security Holders                             7

PART II                                                  9

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters               9
Item 6.  Selected Financial Data                         9
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                    9
Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk                             9
Item 8.  Financial Statements and Supplementary Data     9
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure                                    9

PART III                                                10

Item 10. Directors and Executive Officers of
           the Registrant                               10
Item 11. Executive Compensation                         10
Item 12. Security Ownership of Certain Beneficial
           Owners and Management                        10
Item 13. Certain Relationships and Related
           Transactions                                 10

PART IV                                                 11

Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                     11

                                 PART I

Item 1.  Business.

Company Overview

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") provide specialized satellite communication products and systems and high quality radio communication products to worldwide commercial and governmental markets and to several
United States Government customers, including the Department of Defense ("DoD"). The Company was founded in 1969 and became an independent publicly held corporation in 1985.

The Company operates its business through two subsidiaries. In October 1985, the Company acquired its wholly owned subsidiary, Datron World Communications
Inc., formerly known as Trans World Communications, Inc.
("DWC").  DWC conducts the Company's Communication
Products business. In June 1990, the Company acquired its wholly owned subsidiary, Datron/Transco Inc., formerly known as Transco Communications Inc. ("D/T").
D/T conducts the Company's Antenna and Imaging Systems business. In September 1993, the Company formed a wholly owned subsidiary, Datron Telecommunications
International Inc., to provide private international telecommunication systems. Datron Telecommunications was merged into DWC on March 31, 1995. The Company discontinued its private international telecommunications business in fiscal 1996.

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

Dependence on Sales to Foreign Customers; Worldwide
Economic Downturns and Currency Devaluations

Sales to foreign customers accounted for 55%, 55% and 49% of consolidated sales in fiscal 1999, 1998 and 1997, respectively. Sales of Communication Products have been even more highly concentrated with foreign customers:
93%, 88% and 94% in fiscal 1999, 1998 and 1997,
respectively. Sales to foreign customers often involve risk because of political and economic uncertainties in many foreign countries, which can result in funding delays or inability of those customers to obtain financing for anticipated purchases of Company products.
As a result, it is often more difficult to predict order bookings from foreign customers than it is from domestic customers. In addition, foreign political unrest, war, economic downturns and currency devaluations could have a significant negative impact on future Company sales and income.

Reliance on Large Orders from a Small Number of Customers

A substantial percentage of sales may be heavily concentrated with a small number of customers. Within the Communication Products business segment, the same single customer accounted for 7%, 24% and 30% of that segment's sales in fiscal 1999, 1998 and 1997, respectively. Although sales in the Antenna and Imaging
Systems business segment have not been so heavily concentrated with one customer, it is common for a small number of customers to each account for approximately 5% to 15% of that segment's sales each year. Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales. There can be no assurance that the Company will be able to do so in the future. In addition, reliance on large orders can result in financial performance varying widely from quarter-to-quarter, and also carries contract cancellation risk that can more adversely affect Company performance than it would if the Company depended on small orders from a large number of customers.

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

U.S. Government Export Restrictions

Some of the Company's products are subject to export licensing approval by agencies of the U.S. Government.
U.S. security concerns as well as foreign political instability or unrest can affect the licensing process.
Although the requirement to obtain export licenses has not prevented any sales of Company products to date, it has on occasion delayed shipments of some products and in some cases has placed the Company at a competitive disadvantage. There can be no assurances that future shipments may not likewise be delayed or that U.S.
security concerns may result in the denial of export licenses or the loss of sales opportunities for some
Company products.

Fixed Price Development Contracts

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

Consumer Products and Markets

In November 1995, the Company introduced its first consumer product, a mobile direct broadcast satellite
("DBS") television reception system for recreational vehicles and buses. This product represents a departure from the Company's historical business that has focused on large contracts, relatively small numbers of deliverables and customers that are primarily government agencies or large corporations. Several additional DBS antenna products have subsequently been introduced, including a marine product line and antenna systems for large business jets and commercial jets. A production line has been established to meet expected demand for these products. In fiscal 1997, the Company determined its method of using exclusive national distributors to sell these products was not effective, and spent the latter part of that year unwinding the distribution agreements, clearing the distribution pipeline and establishing a factory direct to dealer distribution system. The Company does not have previous experience in building or selling a consumer product. Although it believes it can produce DBS products in required quantities, there can be no assurance it will be able to do so. Also, although the Company's new methods of distribution for its DBS products have improved sales, there can be no assurance they will continue to do so or that consumer demand for its DBS products will be as large as the Company anticipates.

Competitors

The Company has competitors for all the products it offers. The level of competition varies by product line and ranges from many competitors for its radio products to a few competitors for its tracking antenna products.
New competition has recently emerged for its mobile DBS products. The Company could be adversely affected by competitors' development of new or different products that may provide or be perceived as providing greater value than the Company's products. The Company may or may not be successful in developing competing products.
Many of the Company's competitors and potential competitors have substantially greater resources than the Company and may be more successful in developing, producing and marketing their products. In such case, the Company may experience substantial competition, which could have a material adverse effect on the Company's business.

Declining Sales for the U.S. Department of Defense

In fiscal 1993, the Company restructured its operations in response to declining DoD spending. Sales for the DoD have declined from $31.9 million in fiscal 1993 to $11.8 million in fiscal 1999, primarily due to completion of long-term DoD contracts that have not been replaced with new orders. There can be no assurance that new DoD orders will be received or that the orders received will be sufficient to meet the Company's sales objectives.

General

The Company operates in two business segments: Antenna and Imaging Systems, which are supplied by D/T, and Communication Products, which are supplied by DWC.

Antenna and Imaging Systems

This segment designs and manufactures satellite communication terminals, telemetry tracking and control systems, servo control products and high-quality microwave antennas. Its major products are remote sensing satellite earth stations and image processing software for worldwide scientific, military and commercial customers, tracking antennas and systems for U.S. and foreign governmental agencies and commercial satellite service providers, and mobile satellite television reception systems for recreational vehicles, buses, boats and large business jets.

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

The Company entered the commercial RSS market in fiscal
1994 and in fiscal 1995 acquired International Imaging
Systems, Inc. ("I2S"), a privately-held company in Milpitas, California, to provide complete RSS systems for the international marketplace. I2S's expertise was in the fields of digital image processing and photogrammetry. The Company now offers its customers complete RSS earth stations, including image processing capability. In fiscal 1999, RSS sales accounted for 41% of the sales of the Antenna and Imaging Systems segment compared with 33% of its sales in fiscal 1998.

Mobile DBS Television Systems. The Company introduced its first DBS antenna product in fiscal 1996. That product allows a recreational vehicle owner to receive
DBS television from a parked vehicle at the touch of a button by automatically locating the satellite. During fiscal 1997, the Company introduced several additional
DBS antenna products including systems for boats at anchor, boats underway, and RVs and buses on the open road. Also during fiscal 1997, the Company was first to demonstrate live DBS television on a commercial airliner, and in fiscal 1998, was first to obtain
Federal Aviation Administration certification of an airborne DBS system designed for large business jets.

Customers and Marketing

Sales of Antenna and Imaging Systems' products have historically been concentrated with the DoD, which accounted for 28% of this segment's fiscal 1999 sales and 31% of its fiscal 1998 sales. Marketing and sales activities for its DoD customers and other non-defense governmental agencies are conducted by internal sales and engineering personnel. Most customers for the RSS systems business are foreign government space and communications agencies. Marketing and sales activities for those products are conducted through independent sales representatives in Europe, South America and Asia.

Introduction of mobile DBS television systems required the establishment of new distribution methods to sell these consumer products. The Company's initial approach of using exclusive national distributors was not effective and the Company is now selling its DBS products direct to dealers and original equipment manufacturers, as well as through select distributors and agents. Company employees provide sales and marketing support and installation training for the dealers.

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

A substantial percentage of sales of Communication
Products are often concentrated with a small number of customers. In fiscal 1999, an African customer accounted for 20% of this segment's sales. In fiscal
1998, two Asian customers accounted for 24% and 10% of this segment's sales and a South American customer accounted for 12% of its sales. And, in fiscal 1997, the same two Asian customers accounted for 30% and 24% of this segment's sales. Because it is unusual to receive large orders from the same customer in successive years, it is often necessary to find new customers each year to replace the previous year's sales. To minimize the impact fluctuating sales may have on the Company's operations, temporary employees are used when practical.

Customers and Marketing

Sales to foreign customers accounted for 93% of this segment's fiscal 1999 sales and 88% of the segment's fiscal 1998 sales. Most of its international customers are agencies of foreign governments that perform civil defense, paramilitary and military operations, and foreign governmental agencies that perform civilian tasks unrelated to military operations, such as civil aviation agencies, drug interdiction agencies, embassies and disaster relief organizations. Domestic customers are primarily various agencies of the United States
Government, including the Drug Enforcement
Administration and Department of State.

The Company's products are sold in over 80 countries by a network of independent sales and service representatives, most of whom are non exclusive sales agents of the Company. These representatives provide both pre-sale and post-sale support. Many of them operate service facilities that offer both warranty and long-term maintenance of the Company's products. Sales are denominated in U.S. Dollars.

In addition to direct sales, the Company sometimes sells its radio products to international suppliers of complementary equipment. It also sometimes licenses the local manufacturing of its products to customers in certain countries. The latter practice is usually followed where local regulations discourage the importation of complete units.

Manufacturing, Assembly and Sources of Supply

Communication products are designed and manufactured at facilities in Vista, California. Company engineers work closely with manufacturing and marketing personnel to improve existing designs and to introduce new products that meet the ever changing demands of the marketplace.
A new family of tactical VHF radios was introduced in fiscal 1998 and a new family of handheld radios was introduced in fiscal 1997. The Company purchases certain electronic components, circuit boards and fabricated metal parts, and painting and silk screening services. Other than when it licenses overseas manufacturing for a particular local market, the Company performs most other manufacturing functions necessary for the production of its products.

The Company is rarely dependent on any single source of supply for the manufacture of its communication products. Although only one supplier may be used for certain parts, the Company believes that multiple sources are usually available.

Backlog

Order backlog at March 31 was as follows:

                                     1999          1998
                                  -----------   -----------
     Antenna and Imaging Systems  $20,484,000   $19,949,000
     Communication Products         2,211,000     5,494,000
                                  -----------   -----------
        Total                     $22,695,000   $25,443,000
                                  ===========   ===========

The 3% increase in Antenna and Imaging Systems backlog at March 31, 1999 compared with March 31, 1998 was primarily due to higher bookings of remote sensing systems and DBS antenna products, partially offset by lower bookings of antennas for the DoD and other governmental agencies. Additional orders for remote sensing systems and antennas in the amount of $6 million were received in April 1999 after the close of fiscal
1999.

The 60% decrease in Communication Products backlog at March 31, 1999 compared with March 31, 1998 was due to lower order bookings in fiscal 1999. Worldwide economic instability was responsible for the delay of several anticipated orders. Future results of operations may be adversely affected if those delayed orders are further delayed or canceled or if procurements the Company has identified as promising opportunities are canceled.

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

DATRON(R) and design, TRANSWORLD(R), I2S(R), PRI2SM(R), OPEN
2000(R), DBS-2000(R), DBS-3000(R), DBS-4000(R) and VI2STA(R) are
registered trademarks of the Company.  DBS-2100(TM), DBS-
2400(TM), CruiseTV(TM) and We Cover the Global Spectrum(TM) are trademarks of the Company by application for registration with the U.S. Patent and Trademark Office.

The Company has obtained licenses for the VHF frequency hopping technology and for the automatic link establishment technology used in the Company's VHF and HF radio products, respectively.

Employees

The Company employed approximately 331 employees at the end of fiscal 1999 compared with approximately 319 employees at the end of fiscal 1998. The 4% increase in employment during fiscal 1999 was necessitated by the 8% increase in sales for fiscal 1999.

None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

Financial Information

Additional financial information concerning segment, geographic and major customers is included in Note 9 of the Notes to Consolidated Financial Statements. See
Part II, Item 8.

Item 2.  Properties.

DWC leases approximately 70,000 square feet of office, engineering and manufacturing space in Vista, California. The lease commenced on March 26, 1999 and expires on April 30, 2009 and contains a renewal option of five years. DWC and the Company's corporate headquarters operate from that facility. The Company relocated from Escondido, California to Vista, California in April 1999.

D/T owns through a subsidiary, Datron Resources Inc., a 110,000 square foot office, engineering and manufacturing building located on a nine-acre site in Simi Valley, California. D/T conducts operations from that facility.

Information with respect to obligations for lease rentals is included in Note 8 of the Notes to Consolidated Financial Statements. See Part II, Item 8.
The Company considers its properties to be suitable and adequate for its present needs. The facilities in Vista and Simi Valley are being fully utilized.

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

Item 4.  Submission of Matters to a Vote of Security
Holders.

None.

Executive Officers of the Registrant

David A. Derby, 57, has been President and Chief
Executive Officer of the Company since May 1982, and
Chairman of the Board since April 1998.

William L. Stephan, 53, has been Vice President, Chief
Financial Officer and Treasurer of the Company since
November 1993.

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

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Information required by Item 7 of Form 10-K is incorporated herein by reference from the information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and
Results of Operations" on pages 6 through 11 of the Annual Report, that portion of which is attached hereto as Exhibit 13.

Item 7A.  Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not currently use derivative financial instruments for speculative purposes that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information with respect to this item is set forth in Note 5 of the Notes to Consolidated Financial Statements and is incorporated herein by reference to that note. See Item
8 below.

Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 of Form 10-K is incorporated herein by reference from the consolidated financial statements of the Company at March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999 and the Independent Auditors'
Report appearing on pages 12 through 24 of the Annual
Report, that portion of which is attached hereto as
Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years ended March 31, 1999, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

                         PART III

Item 10.  Directors and Executive Officers of the
Registrant.

Information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section captioned
"Nomination and Election of Directors" in the Company's
Notice of Annual Meeting of Stockholders to be Held
Monday, August 9, 1999 at 11:00 A.M. and Proxy Statement
("Proxy Statement"), a copy of which is to be filed as
Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

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

                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

(a) The following documents are filed as part of this report:

                                                    Page in 1999
                                                    Annual Report
   (1)Financial Statements:

     Consolidated Balance Sheets at March 31, 1999 and 1998   12

     Consolidated Statements of Operations for the Years
       Ended March 31, 1999, 1998 and 1997                    13

     Consolidated Statements of  Stockholders' Equity
       for the Years Ended March 31, 1999, 1998 and 1997      14

     Consolidated Statements of Cash Flows for the Years
       Ended March 31, 1999, 1998 and 1997                    15

     Notes to Consolidated Financial Statements              16-23

     Independent Auditors' Report                             24


   (2)Financial Statement Schedules:

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

(c) Exhibits. The following exhibits are filed as part of this report:


Exhibit
Number   Description
------   -----------
3.1      Certificate of Incorporation.(1)

3.2      Bylaws.(1)

4.15     Stockholder Rights Agreement dated August 21, 1990.(6)

4.16     First Amendment to Stockholder Rights Agreement dated as
              of October 29, 1993.(7)

10.5     1988 Key Employee Stock Purchase Plan.(2)

10.8     Employment Agreement between the Registrant and David A.
            Derby.(3)

10.31    Lease of Trans World Communications, Inc. facilities at
            298, 302 and 304 Enterprise Street, Escondido,
            California.(4)

10.36     Amended and Restated 1985 Stock Option Plan.(5)

10.37     First Amendment to Trans World Communications, Inc. Lease
            Agreement dated January 15, 1993.(8)

10.46     1995 Stock Option Plan.(9)

10.47     Second Amendment to Trans World Communications, Inc.
            Lease Agreement dated February 8, 1995.(9)

10.48     Agreement and Plan of Merger between Datron
            Telecommunications International Inc. and Trans World
            Communications, Inc. dated as of March 14, 1995.(9)

10.53     Datron Systems Incorporated Supplemental Executive Profit
            Sharing Plan (Effective as of April 1, 1994).(10)

10.54     Third Amendment to Trans World Communications, Inc. Lease
            Agreement dated May 1, 1995.(10)

10.58     Datron Systems Incorporated Employee Stock Purchase Plan
            (Adopted Effective July 1, 1997).(11)

10.59     Amended and Restated Credit Agreement and Note between
             the Registrant and Union Bank of California dated
             August 8, 1997.(12)

10.60     Waiver and First Amendment to Amended and Restated Credit
            Agreement and Note between Registrant and Union Bank of California dated February 10, 1998.(13)

10.61     Datron World Communications Inc. Lease Agreement dated as
            of February 13, 1998.(13)

10.62     Fourth Amendment to Trans World Communications, Inc.
            Lease Agreement dated March 1, 1998.(13)

10.64     Waiver and Second Amendment to Amended and Restated
            Credit Agreement and Note between Registrant and Union Bank of California dated April 30, 1998.(13)

10.65     Loan Agreement between Datron Resources Inc. and Jackson
            National Life Insurance Company dated August 7,
            1998.(14)

10.66     Datron Systems Incorporated Profit Sharing and Savings
            Plan (Amended and Restated as of April 1, 1998).(14)

10.67     Credit Agreement between Datron World Communications
            Inc., Datron/Transco Inc. and Comerica Bank-California dated March 24, 1999.

10.68     Borrower Agreement between Datron/Transco Inc. and
            Comerica Bank-California dated March 24, 1999.

10.69     Guaranty of Datron Systems Incorporated of the
            indebtedness of Datron World Communications Inc. and
            Datron/Transco Inc. to Comerica Bank- California dated
            March 24, 1999.

10.70     Severance Agreement between the Registrant and William L.
             Stephan.

13        Certain portions of Registrant's Annual Report to
             Stockholders for the fiscal year ended March 31, 1999 containing information required by Part I and Part II of this report.

21        Subsidiaries.

22        Proxy Statement, Notice of Annual Meeting of Stockholders
            to be Held Monday, August 9, 1999 at 11:00 A.M. and Form of Proxy (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K) to be filed within 120 days of the end of the Registrant's fiscal year.

23        Independent Auditors' Consent - Deloitte and Touche.

24        Power of Attorney (on signature page 16).

27        Financial Data Schedule for the Twelve Months Ended
            March 31, 1999.

99.1      Annual Report of the Datron Systems Incorporated Employee
            Stock Purchase Plan.

--------------

 (1) Incorporated by this reference to the Exhibit bearing the same number filed with the Registration
     Statement on Form 8-B of the Registrant on November
     13, 1987.

(2)  Incorporated by this reference to the Registration
     Statement on Form S-8 of the Registrant filed March
     22, 1988.

(3) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

(4) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

(5)  Incorporated by this reference to the Registration
     Statement on Form S-8 of the Registrant filed April
     16, 1993.

(6) Incorporated by this reference to Exhibit I to the Registrant's Registration Statement on Form 8-A filed November 5, 1990.

(7) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended
     December 31, 1993.

(8) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1994.

(9) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(10) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(11) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(12) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1997.

(13) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(14) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's
     Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1998.

Supplemental Information

Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 9, 1999 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they will be distributed to Stockholders.

                        SIGNATURES
                        ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 24, 1999         DATRON SYSTEMS INCORPORATED

                              By: /s/ David A. Derby
                              Chairman of the Board,
                              President, Chief Executive
                              Officer and Director

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

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signature               Title                             Date
---------------------      ----------------------------     ------------
                           Chairman of the Board,
                           President, Chief Executive
By:/s/ David A. Derby      Officer and Director
   David A. Derby          (Principal Executive Officer)    June 24, 1999

                           Vice President, Chief Financial
By:/s/ William L. Stephan  Officer (Principal Financial
   William L. Stephan      and Accounting Officer)          June 24, 1999

By:/s/ Kent P. Ainsworth   Director                         June 21, 1999
   Kent P. Ainsworth

By:/s/ Michael F. Bigham   Director                         June 14, 1999
   Michael F. Bigham

By:/s/ Adrian C. Cassidy   Director                         June 14, 1999
   Adrian C. Cassidy

By:/s/ William A. Preston  Director                         June 17, 1999
   William A. Preston

By:                        Director                         June __, 1999
   Peter F. Scott

By:/s/ Robert D. Sherer    Director                         June 14, 1999
   Robert D. Sherer

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT
SCHEDULE


Board of Directors
Datron Systems Incorporated
Vista, California


We have audited the consolidated financial statements of Datron Systems Incorporated (the "Company") as of March
31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 12, 1999; such financial statements and report are included in your 1999 Annual
Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item
14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
San Diego, California
May 12, 1999


                       DATRON SYSTEMS INCORPORATED
                            SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                           Balance at                             Balance at
                           Beginning                                  End
Description                  of Year     Additions    Write-offs    of Year
-----------------------    ----------    ---------    ----------  ----------

Year ended March 31, 1997
-------------------------
Allowance for doubtful
   accounts                 $247,000      $136,000     $157,000     $226,000
Allowance for inventory
   obsolescence              709,000       735,000       94,000    1,350,000
Allowance for warranties   1,015,000       632,000      940,000      707,000
                          ----------    ----------   ----------   ----------
                          $1,971,000    $1,503,000   $1,191,000   $2,283,000
                          ==========    ==========   ==========   ==========

Year ended March 31, 1998
-------------------------
Allowance for doubtful
   accounts                 $226,000      $166,000     $202,000    $190,000
Allowance for inventory
   obsolescence            1,350,000       477,000      171,000    1,656,000
Allowance for warranties     707,000       829,000      603,000      933,000
                          ----------    ----------     --------   ----------
                          $2,283,000    $1,472,000     $976,000   $2,779,000
                          ==========    ==========     ========   ==========

Year ended March 31, 1999
-------------------------
Allowance for doubtful
    accounts                $190,000       $63,000      $66,000     $187,000
Allowance for inventory
    obsolescence           1,656,000       432,000      708,000    1,380,000
Allowance for warranties     933,000       810,000      890,000      853,000
                          ----------    ----------   ----------   ----------
                          $2,779,000    $1,305,000   $1,664,000   $2,420,000
                          ==========    ==========   ==========   ==========