Form 10-Q
period 1999-06-30
DATRON SYSTEMS INC/DE
filed 1999-07-30
CIK 27116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended     June 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from            to

Commission File       0-7445
Number:

                   DATRON SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

 Delaware                                         95-2582922
(State or other              (I.R.S. Employer Identification
jurisdiction                  No.)
of incorporation or
organization)


3030 Enterprise Court, Vista, California             92083-8347
(Address of principal executive offices)             (zip code)

                (760) 734-5454
(Registrant's telephone number, including area code)


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

     As of July 23, 1999, the Registrant had only one class of common stock, par value $0.01, of which there were 2,701,466 shares outstanding.
   PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements.

                 DATRON SYSTEMS INCORPORATED
                 CONSOLIDATED BALANCE SHEETS
                       (In thousands)


                                       June 30,
                                         1999     March 31,
                                      (Unaudited)    1999
                                      ----------  ---------
ASSETS
Current assets:
    Cash and cash equivalents            $4,576    $5,548
    Accounts receivable, net             12,204    10,967
    Inventories                          12,138    11,890
    Deferred income taxes                 2,998     2,998
    Prepaid expenses and other current
     assets                                 471       754
                                         ------    ------
        Total current assets             32,387    32,157
Property, plant and equipment, net        9,786    10,248
Goodwill, net                             5,390     5,442
Other assets                                285       320
                                        -------   -------
        Total assets                    $47,848   $48,167
                                        =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                     $2,519    $2,521
    Accrued expenses                      5,678     7,369
    Customer advances                     2,804     1,594
    Income taxes payable                    317       282
    Current portion of long-term debt        85        84
                                        -------   -------
        Total current liabilities        11,403    11,850
Long-term debt                            3,148     3,170
Deferred income taxes                     1,752     1,752
Deferred rent                                58       ---
                                         ------   -------
        Total liabilities                16,361    16,772
                                         ------   -------
Stockholders' equity:
    Preferred stock -- par value $0.01;
    authorized 2,000,000 shares, none      ---       ---
     issued or outstanding
    Common stock -- par value $0.01;
     authorized 10,000,000 shares,
     3,092,245 and 3,084,532 shares
     issued in June and March,
     respectively                            31        31
    Additional paid-in capital           10,798    10,758
    Retained earnings                    23,008    22,956
    Treasury stock, at cost; 390,779
     shares in June and March            (2,106)   (2,106)
    Stock option plan and stock
     purchase plan notes receivable        (244)     (244)
                                       --------  --------
      Total stockholders' equity         31,487    31,395
                                       --------  --------
      Total liabilities and
       stockholders'equity              $47,848   $48,167
                                        =======   =======
See notes to consolidated financial statements.

                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (In thousands, except per-share amounts)


                                   Three Months Ended
                                        June 30,
                                      1999    1998
                                    ------- -------
Net sales                          $13,523  $15,289
Cost of sales                        9,638   11,211
                                    ------  -------
Gross profit                         3,885    4,078

Selling, general and                 2,807    3,232
administrative
Research and development               996      450
                                    ------  -------
Operating income                        82      396

Interest expense                       (55)    (128)
Interest income                         69        7
Other expense                           (9)      ---
                                    ------  -------
Income before income taxes              87      275

Income taxes                            35      112
                                    ------  -------
Net income                             $52     $163
                                    ======  =======
Earnings per common share--basic     $0.02    $0.06
                                    ======  =======
Weighted average number of
    common shares outstanding        2,696    2,682
                                    ======  =======
Earnings per common share--diluted   $0.02    $0.06
                                    ======  =======
Weighted average number of
 common and common equivalent
 shares outstanding                  2,701    2,682
                                    ======  =======

See notes to consolidated financial statements.

DATRON SYSTEMS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                  Three Months Ended
                                                       June 30,
                                                    1999    1998
                                                -------   -------
Cash Flows from Operating Activities
Net income                                           $52     $163
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                    535      640
    Changes in operating assets and
     liabilities:
        Accounts receivable                       (1,237)  (2,193)
        Inventories                                 (248)     817
        Prepaid expenses and other assets            314     (733)
        Accounts payable and accrued expenses     (1,693)  (1,304)
        Customer advances                          1,210    2,112
        Income taxes payable                          35      112
        Restructuring reserve                        ---     (196)
        Deferred rent                                 58      ---
    Other                                             13        4
                                                  ------  -------
Net cash used in operating activities               (961)    (578)
                                                  ------- -------
Cash Flows from Investing Activities
Additions to property, plant and equipment          (410)     (84)
Proceeds from sales of property, plant and
 equipment                                           384       --
                                                  ------  -------
Net cash used in investing activities                (26)     (84)
                                                  ------  -------
Cash Flows from Financing Activities
Repayments of long-term debt                         (21)      ---
Increase in revolving credit facility                ---       700
Issuance of common stock                              36        38
                                                  ------  --------
Net cash provided by financing activities             15       738
                                                  ------    ------
Increase (decrease) in cash and cash
 equivalents                                        (972)       76
Cash and cash equivalents at beginning of period   5,548       634
                                                 -------   -------

Cash and cash equivalents at end of period        $4,576      $710
                                                 =======   =======
See notes to consolidated financial statements.

Datron Systems Incorporated
Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 1999 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1999 has been derived from audited financial statements.


2.   Earnings per Share

As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans. Options to purchase 225,000 shares of common stock at prices ranging from $7.23 to $15.73 were not included in the computation of diluted EPS at June 30, 1999 because the effect of such options would be anti-dilutive. Such options expire at various dates from May 16, 2000 to March 22, 2008.


3.   Accounts Receivable

At June 30, 1999 and March 31, 1999, accounts receivable were as follows:

                             June 30,     March 31,
                               1999          1999
                            -----------   -----------
     Billed                 $ 6,105,000   $ 7,430,000
     Unbilled                 6,255,000     3,724,000
                            -----------   -----------
     Subtotal               12,360,000    11,154,000
     Allowance for doubtful
      accounts                (156,000)     (187,000)
                            -----------   -----------
     Total                  $12,204,000   $10,967,000
                            ===========   ===========


4.   Inventories

At June 30, 1999 and March 31, 1999, inventories were as follows:

                             June 30,    March 31,
                               1999         1999
                            ----------- -----------
     Raw materials          $ 6,974,000 $ 6,807,000
     Work-in-process          3,778,000   3,230,000
     Finished goods           1,386,000   1,853,000
                            ----------- -----------
     Total                  $12,138,000 $11,890,000
                            =========== ===========

Inventories are presented net of allowances for obsolescence of $1,371,000 and $1,380,000 at June 30, 1999 and March 31, 1999,
respectively.



5.   Property, Plant and Equipment

At June 30, 1999 and March 31, 1999, property, plant and equipment was as follows:


                               June 30,       March 31,
                                 1999           1999
                             ----------    -------------
   Land and buildings          $8,795,000  $   8,743,000
   Machinery and equipment     14,657,000     15,110,000
   Furniture and office         1,667,000      1,674,000
    equipment
   Leasehold improvements         701,000      1,328,000
   Construction-in-process        124,000         52,000
                              -----------   ------------
   Subtotal                    25,944,000     26,907,000
   Accumulated depreciation
    and amortization          (16,158,000)   (16,659,000)
                             ------------   ------------
   Total                     $  9,786,000   $ 10,248,000
                             ============   ============


6.   Segment Information

Segment information was as follows for the periods shown:

                                       Three Months Ended
                                            June 30,
                                        1999         1998
                                    -----------  ------------
  Net sales:
    Antenna and Imaging Systems     $ 9,862,000    $10,027,000
    Communication Products            3,661,000      5,262,000
                                    -----------   ------------
    Consolidated net sales          $13,523,000    $15,289,000
                                    ===========    ===========
  Operating income (loss):
    Antenna and Imaging Systems         850,000        350,000
    Communication Products             (438,000)       369,000
    General corporate expenses         (330,000)      (323,000)
                                     -----------  ------------
    Consolidated operating income        82,000        396,000
  Interest income (expense), net         14,000       (121,000)
  Other expense                          (9,000)         ---
                                    -----------    -----------
  Income before income taxes        $    87,000    $   275,000
                                    ===========    ===========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments:
Antenna and Imaging Systems, and Communication Products. The Antenna and Imaging Systems business segment designs and manufactures satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers. Its major product lines are remote sensing satellite earth stations, tracking antennas and systems for U.S. and foreign governmental agencies (including the U.S. Department of Defense ("DoD")) and commercial satellite service providers, and mobile direct broadcast satellite ("DBS") television reception systems for recreational vehicles, boats and large business jets. The Communication Products business segment designs, manufactures and distributes high frequency and very high frequency radios and accessories for worldwide military and civilian purposes.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, worldwide economic downturns and currency devaluations, restrictions imposed by the U.S. government on the export of Company products, and the impact of competition. Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations

Net income for the first quarter of fiscal 2000 was $52,000, or $0.02 per share, compared with $163,000, or $0.06 per share, in the first quarter of fiscal 1999. Net sales in the first quarter of fiscal 2000 were $13,523,000, a 12% decrease from first quarter sales last fiscal year of $15,289,000. The decrease in sales and net income was primarily due to lower sales of radio products and mobile DBS antenna products.

Operating results for each business segment were as follows:

Antenna and Imaging Systems

                          Three Months Ended
                              June 30,
                        1999           1998
                      ----------    -----------
  Net sales           $9,862,000    $10,027,000
                      ==========    ===========
  Gross profit        $2,863,000    $ 2,355,000
                      ==========    ===========
  Operating income      $850,000       $350,000
                      ==========    ===========

Sales of Antenna and Imaging Systems products decreased 2% in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. Lower sales of DBS antenna products were partially offset by higher sales of remote sensing satellite earth stations and military antenna products.

Gross profit percentage on sales of Antenna and Imaging Systems products was 29.0% in the first quarter of fiscal 2000 compared with 23.5% in the first quarter last fiscal year. The increase was primarily due to more efficient production and to a more favorable product mix.

Operating income percentage from sales of Antenna and Imaging Systems products was 8.6% in the first quarter of fiscal 2000 compared 3.5% in the first quarter last fiscal year. The improvement resulted primarily from higher gross profits, partially offset by higher new product development expenses.


Communication Products

                                 Three Months Ended
                                      June 30,
                                  1999        1998
                               ----------  ----------
   Net sales                   $3,661,000  $5,262,000
                               ==========  ===========
   Gross profit                $1,022,000  $1,723,000
                               ==========  ===========
   Operating income (loss)     ($438,000)   $369,0000
                               ==========  ===========

Sales of Communication Products decreased 30% in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. The decrease in sales was due to a lower order backlog at March 31, 1999 than at March 31, 1998 and low order bookings during the quarter. Several anticipated orders were delayed because of continued economic weakness and instability in several of the Company's international markets. The economies of some of the Company's international customers are beginning to strengthen and it is once again possible to arrange financing for some of them. Successful completion of those financing arrangements should result in an improvement in radio sales as the fiscal year progresses. Future results of operations may be adversely affected if those financing arrangements cannot be completed, or if the delayed orders are further delayed or canceled or if procurements the Company has identified as promising opportunities are canceled.

Gross profit percentage on sales of Communication Products was 27.9% in the first quarter of fiscal 2000 compared with 32.7% in the first quarter last fiscal year. The decrease was primarily due to inefficiencies resulting from the lower level of sales in the recent quarter and to move-related expenses associated with this business segment's relocation to Vista, California.

Operating loss percentage from sales of Communication Products was 12.0% in the first quarter of fiscal 2000 compared with an operating income percentage of 7.0% in the first quarter last fiscal year. The decline from an operating income percentage to an operating loss percentage was primarily due to lower gross profits on the lower sales and higher new product development expenses.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,807,000 in the first quarter of fiscal 2000, a 13% decrease compared with first quarter of fiscal 1999 expenses of $3,232,000. The decrease was primarily due to lower selling expenses at the Antenna and Imaging Systems business segment, partially offset by higher administrative expenses at the Communication Products business segment.

Research and development expenses were $996,000 in the first quarter of fiscal 2000 compared with $450,000 in the first quarter last fiscal year. The 121% increase was due to programs to improve core tracking antenna technologies, to improve mobile DBS antenna products and to continue development of new radio products.

Order backlog at June 30 was as follows:

                                     1999         1998
                                  -----------  -----------
   Antenna and Imaging Systems    $21,758,000  $24,021,000
   Communication Products           2,033,000    3,523,000
                                  -----------  -----------
   Total                          $23,791,000  $27,544,000
                                  ===========  ===========

The 9% decrease in Antenna and Imaging Systems backlog at June 30, 1999 compared with June 30, 1998 resulted primarily from lower order bookings for remote sensing satellite earth stations in the recent quarter. Although remote sensing bookings in the recent quarter were strong, they were not as good as the comparable quarter a year ago that included a single order from a European customer for $9 million.

The 42% decrease in Communication Products backlog at June 30, 1999 compared with June 30, 1998 was primarily due to low order bookings. As previously noted, several anticipated orders were delayed because of continued economic weakness and instability in several of the Company's international markets.

Liquidity and Capital Resources

At June 30, 1999, working capital was $20,984,000 compared with $20,307,000 at March 31, 1999, an increase of $677,000 or 3%.
Major changes affecting working capital during this period were as follows: accounts receivable increased $1,237,000 primarily due to an increase in unbilled receivables associated with long-term contracts; inventories increased $248,000; accounts payable and accrued expenses decreased $1,693,000; and customer advances increased $1,210,000. The Company's cash position at June 30, 1999 was $4,576,000 compared with $5,548,000 at March 31, 1999, a decrease of 18%. At June 30, 1999, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $401,000 in the first three months of fiscal 2000 compared with $84,000 in the first three months last fiscal year. Although capital expenditures in the first quarter of fiscal 2000 were higher than in the first quarter of fiscal 1999, the Company anticipates total capital expenditures in fiscal 2000 will be comparable to the fiscal 1999 total of $1,535,000.

At June 30, 1999, the Company had a $16,000,000 revolving line of credit with its bank. The line may be used for the issuance of letters of credit and for direct working capital advances in any combination up to the lesser of $16 million or an availability limit determined by a borrowing base formula. At June 30, 1999, the availability limit was $13,803,000. Five million dollars of the total credit facility is restricted to working capital and letters of credit required to finance non-military international business. That portion of the line of credit expires on April 1, 2000. The remaining $11,000,000 facility expires on April 1, 2001. At June 30, 1999, there were no borrowings under the line and the bank had issued letters of credit against the line totaling $3,705,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

Year 2000 Issues

Some software included in products sold or licensed to the Company's customers and certain portions of the Company's internal operating systems may be subject to failure as a result of what is commonly known as the Year 2000 date issue (the "Year
2000 issue").  A discussion of this issue follows.

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

Products sold or licensed to customers:

Most of the Company's antenna and image processing products and some of its radio communication products contain IT and non-IT components that may be affected by the Year 2000 issue. The Company is pursuing a three-phase program to identify and resolve this exposure:

1. Identify all products that contain IT and non-IT systems that are not Year 2000 compliant. To the extent practical, identify all customers who are still using those products.
Status:  Completed.
2. Determine appropriate solutions to remedy the non-compliant products and systems. Those solutions may include software upgrades, replacement of non-compliant components, referral of problems relating to third party-provided software to the original supplier, or determination that the age of the product or nature of the problem is such that replacement of the product or system is the only practical solution. Status: Completed.
3. Notify all identified customers of the Year 2000 issue associated with their products and systems, and inform them of the Company's policy regarding their situation. All products and systems under warranty or service agreement as of December 31, 1998 will be made Year 2000 compliant by the Company. Other customers who have products and systems that can economically be made Year 2000 compliant will be offered software upgrades and component replacement for a fee. Customers who have products or systems that cannot economically be made Year 2000 compliant will be so notified and informed of current product alternatives offered by the Company. Status: Completed.

Internal operating systems:

Some of the Company's internal operating systems are Year 2000 compliant and some are not. The Company is pursuing a two-phase program to identify and resolve this exposure:

1. Systematically test and verify internal IT systems and modules for Year 2000 compliance. To the extent practical, systematically test and verify equipment and facility systems that contain non-IT components. Status: Completed.
2. Use internal programmers and outside consultants to upgrade those internal IT systems and modules that are not Year 2000 compliant. Replace non-IT components that are not Year 2000 compliant. Status: Estimated 80% complete. Estimated completion date: November 30, 1999.

Third party relationships:

Although the Company is rarely dependent on a single source of supply for IT and non-IT components, the failure of a selected supplier to timely deliver Year 2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its required delivery schedules. (The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe it has significant Year 2000 exposure from those providers and has not implemented any programs to assure Year 2000 compliance by them.) The Company is pursuing a two-phase program to identify and resolve Year 2000 exposure from third parties:

1. Develop a supplier compliance warranty for incorporation in all purchase orders issued after March 31, 1999. That warranty will require suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and require them to correct or replace any such item found to be non-compliant. Status: Completed.
2. Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event existing suppliers are not able to meet compliance requirements. Status: 75% complete. Estimated completion date: September 30, 1999.

Costs to address the Company's Year 2000 issues.

To date, the Company has spent approximately $99,000 in identifying and fixing Year 2000 issues and estimates it will incur an additional $115,000 for remediation of its remaining Year 2000 issues. Because the costs to complete the remaining tasks are dependent on information not yet available, it is likely that this estimate will change.

Risks of the Company's Year 2000 issues.

The Company believes the most reasonably likely worst case Year
2000 scenario would include a combination of some or all of the following:

- Products sold to some of its customers would fail to perform some or all of their intended functions. The Company estimates the maximum number of customers that may be affected is 100. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under its contracts with its customers.
- Internal IT modules or systems may fail to operate or may give erroneous information. Such failure could result in production and shipping delays, inability to generate or delays in generation of financial reports and statements, and computer network downtime resulting in numerous inefficiencies and higher payroll expenses.
- Non-IT components in HVAC, lighting, telephone, security and similar systems might fail and cause the entire system to fail. Non-IT components in production and test equipment might fail, resulting in delays in production and new product development.




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

Item 5.  Other Information.

In July 1999, the Company's board of directors authorized the repurchase of up to 150,000 shares of the Company's common stock.
The shares will be purchased from time-to-time on the open market. Repurchased shares will be used for employee benefit programs.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:  None

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DATRON SYSTEMS INCORPORATED



Date    July 30, 1999              By:  /s/ William L. Stephan
                                     --------------------------
                                     William L. Stephan
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)