Form 10-Q
period 1999-09-30
DATRON SYSTEMS INC/DE
filed 1999-10-26
CIK 27116

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended     September 30, 1999


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

     As of October 22, 1999, the Registrant had only one class of common stock, par value $0.01, of which there were 2,701,466 shares outstanding.

             PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    DATRON SYSTEMS INCORPORATED
             CONSOLIDATED BALANCE SHEETS (In thousands)


                                      September 30,
                                          1999         March 31,
                                       (Unaudited)       1999
                                        --------        -------
ASSETS
Current assets:
  Cash and cash equivalents               $5,002         $5,548
  Accounts receivable, net                11,230         10,967
  Inventories                             12,822         11,890
  Deferred income taxes                    2,998          2,998
  Prepaid expenses and other current
    assets                                   364            754
                                          ------         ------
    Total current assets                  32,416         32,157
  Property, plant and equipment, net       9,683         10,248
  Goodwill, net                            5,339          5,442
  Other assets                               323            320
                                          ------         ------
     Total assets                        $47,761        $48,167
                                          ======         ======
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $3,140         $2,521
  Accrued expenses                         5,693          7,369
  Customer advances                        1,102          1,594
  Income taxes payable                       692            282
  Current portion of long-term debt           87             84
                                          ------         ------
     Total current liabilities            10,714         11,850

Long-term debt                             3,125          3,170
Deferred income taxes                      1,752          1,752
Deferred rent                                 73            ---
                                          ------         ------
     Total liabilities                    15,664         16,772
                                          ------         ------
Stockholders' equity:
  Preferred stock -- par value $0.01;
    authorized 2,000,000 shares, none
    issued or outstanding                   ---            ---
  Common stock -- par value $0.01;
    authorized 10,000,000 shares,
    3,092,245 and 3,084,532 shares
    issued in September and March,
    respectively                              31             31
  Additional paid-in capital              10,805         10,758
  Retained earnings                       23,611         22,956
  Treasury stock, at cost; 390,779
    shares in September and March         (2,106)        (2,106)
  Stock option plan and stock purchase
    plan notes receivable                   (244)          (244)
                                          ------         ------
    Total stockholders' equity            32,097         31,395
                                          ------         ------
    Total liabilities and stockholders'
      equity                             $47,761        $48,167
                                          ======         ======
See notes to consolidated statements.

                     DATRON SYSTEMS INCORPORATED
         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands, except per-share amounts)

                           Three Months Ended          Six Months Ended
                              September 30,               September 30,
                            1999         1998          1999        1998
                            ------      ------        ------      ------
Net sales                  $14,130     $13,729        $27,653     $29,018
Cost of sales               10,412       9,661         20,050      20,872
                            ------      ------         ------      ------
Gross profit                 3,718       4,068          7,603       8,146

Selling, general and
  administrative             2,796       2,870          5,603       6,102
Research and development       962         513          1,958         963
                             -----       -----          -----       -----
Operating income (loss)        (40)        685             42       1,081

Interest expense               (54)        (84)          (109)       (212)
Interest income                 51          39            120          46
Other income                 1,042         ---          1,033         ---
                             -----       -----          -----       -----
Income before income taxes     999         640          1,086         915

Income taxes                   396         261            431         373
                             -----       -----          -----       -----
Net income                    $603        $379           $655        $542
                             =====       =====          =====       =====
Earnings per common share --
  basic                      $0.22       $0.14          $0.24       $0.20
                             =====       =====          =====       =====
Weighted average number of
  common shares outstanding  2,701       2,686          2,699       2,684
                             =====       =====          =====       =====
Earnings per common share --
  diluted                    $0.22       $0.14          $0.24       $0.20
                             =====       =====          =====       =====
Weighted average number of
  common and common
  equivalent shares
  outstanding                2,709       2,686          2,705       2,684
                             =====       =====          =====       =====

See notes to consolidated financial statements.

                      DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (In thousands)

                                               Six Months Ended
                                                 September 30,
                                               1999          1998
                                              -----         -----
Cash Flows from Operating Activities
Net income                                     $655          $542
Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization             1,011         1,238
    Changes in operating assets and
      liabilities:
      Accounts receivable                      (263)        1,228
      Inventories                              (932)          627
      Prepaid expenses and other assets         377          (220)
      Accounts payable and accrued
       expenses                              (1,057)       (3,642)
      Customer advances                        (492)        1,107
      Income taxes payable                      410           338
      Restructuring reserve                     ---          (320)
      Deferred rent                              73           ---
    Other                                        31             8
                                              -----         -----
Net cash provided by (used in)
  operating activities                         (187)          906
                                              -----         -----
Cash Flows from Investing Activities
Additions to property, plant and
  equipment                                    (737)         (102)
Proceeds from sales of property,
  plant and equipment                           384            76
                                               ----          ----
Net cash used in investing activities          (353)          (26)
                                               ----          ----
Cash Flows from Financing Activities
Proceeds from long-term debt                    ---         3,300
Repayments of long-term debt                    (42)           (7)
Decrease in revolving credit facility           ---        (4,000)
Issuance of common stock                         36            38
                                               -----        -----
Net cash used in financing activities            (6)         (669)

                                               -----         ----
Increase (decrease) in cash and cash
  equivalents                                  (546)          211
Cash and cash equivalents at beginning
  of period                                    5,548          634
                                               -----        -----

Cash and cash equivalents at end of
  period                                      $5,002         $845
                                               =====        =====
See notes to consolidated financial statements.

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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at September 30, 1999 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1999 has been derived from audited financial statements.

2.   Earnings per Share
     ------------------
As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans. Options to purchase 232,000 shares of common stock at prices ranging from $7.00 to $15.73 were not included in the computation of diluted EPS at September 30, 1999 because the effect of such options would be anti-dilutive. Such options expire at various dates from May 16, 2000 to August 8, 2009.

3.   Accounts Receivable
     -------------------
At September 30, 1999 and March 31, 1999, accounts receivable were as follows:

                              September  30,     March 31,
                                   1999            1999
                              -----------      -----------
     Billed                   $ 8,798,000      $ 7,430,000
     Unbilled                   2,602,000        3,724,000
                               -----------      -----------
     Subtotal                  11,400,000       11,154,000
     Allowance for doubtful
       accounts                  (170,000)        (187,000)
                              -----------      -----------
     Total                    $11,230,000      $10,967,000
                              ===========      ===========

4.   Inventories

At September 30, 1999 and March 31, 1999, inventories were as follows:

                             September 30,       March 31,
                                 1999              1999
                              -----------      -----------
     Raw materials            $ 7,225,000      $ 6,807,000
     Work-in-process            4,324,000        3,230,000
     Finished goods             1,273,000        1,853,000
                              -----------       ----------
     Total                    $12,822,000      $11,890,000
                              ===========       ==========

Inventories are presented net of allowances for obsolescence of $1,361,000 and $1,380,000 at September 30, 1999 and March 31,
1999, respectively.

5.   Property, Plant and Equipment

At September 30, 1999 and March 31, 1999, property, plant and equipment was as follows:

                              September 30,       March 31,
                                 1999              1999
                               -----------      -----------
  Land and buildings           $ 8,892,000      $ 8,743,000
  Machinery and equipment       14,800,000       15,110,000
  Furniture and office
    equipment                    1,649,000        1,674,000
  Leasehold improvements           710,000        1,328,000
  Construction-in-process          136,000           52,000
                                ----------       ----------
  Subtotal                      26,187,000       26,907,000

  Accumulated depreciation
    and Amortization           (16,504,000)     (16,659,000)
                                ----------       ----------
  Total                        $ 9,683,000      $10,248,000
                                ==========       ==========

6.   Segment Information

Segment information was as follows for the periods shown:

<CATPION>
                               Three Months Ended        Six Months Ended
                                 September 30,             September 30,
                               1999         1998        1999          1998
                           -----------  -----------  -----------  -----------
  Net sales:
    Antenna and Imaging
     Systems               $ 9,856,000  $ 9,378,000  $19,718,000  $19,405,000
    Communication Products   4,274,000    4,351,000    7,935,000    9,613,000
                           -----------  -----------  -----------  -----------
  Consolidated net sales   $14,130,000  $13,729,000  $27,653,000  $29,018,000
                           ===========  ===========  ===========  ===========
  Operating income
  (loss):
    Antenna and Imaging
      Systems              $   405,000  $   749,000  $ 1,255,000  $ 1,099,000
    Communication Products    (109,000)     285,000     (547,000)     654,000
    General corporate
      expenses                (336,000)    (349,000)    (666,000)    (672,000)
                            ----------   ----------   ----------   ----------
  Consolidated operating
      income (loss)            (40,000)     685,000       42,000    1,081,000
  Interest income
      (expense), net            (3,000)     (45,000)      11,000     (166,000)
  Other income               1,042,000          ---    1,033,000          ---
                            ----------     --------    ---------    ---------
  Income before income
      taxes                   $999,000     $640,000   $1,086,000     $915,000
                            ==========   ==========   ==========    =========

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

Results of Operations
---------------------
Net income for the second quarter of fiscal 2000 was $603,000, or $0.22 per share, compared with net income of $379,000, or $0.14 per share, in the second quarter of fiscal 1999. Net sales in the second quarter of fiscal 2000 were $14,130,000, a 3% increase from second quarter net sales last fiscal year of $13,729,000. The increase in sales was primarily due to higher sales of remote sensing earth stations, partially offset by lower sales of military antenna systems. The increase in net income for the second quarter resulted primarily from the licensing of manufacturing rights to the Company's airborne DBS-2100 antenna for business jets, partially offset by higher new product development expenses and lower gross margins.

Net income for the six months ended September 30, 1999 was $655,000, or $0.24 per share, compared with net income of $542,000, or $0.20 per share, for the comparable period last fiscal year. Net sales for the six months were $27,653,000, a 5% decrease from net sales of $29,018,000 for the first six months last fiscal year. The decrease in sales was primarily due to lower sales of radio products, partially offset by higher sales of remote sensing earth stations. The increase in net income was primarily due to the manufacturing rights license fee and lower selling expenses, partially offset by higher new product development expenses and lower gross profits on the lower sales.

Operating results for each business segment were as follows:

Antenna and Imaging Systems
---------------------------

                    Three Months Ended        Six Months Ended
                      September 30,             September 30,
                     1999        1998         1999         1998
                   ----------  ----------  -----------  -----------
Net sales          $9,856,000  $9,378,000  $19,718,000  $19,405,000
                   ==========  ==========  ===========  ===========
Gross profit       $2,431,000  $2,420,000   $5,294,000   $4,775,000
                   ==========  ==========  ===========  ===========
Operating income     $405,000    $749,000   $1,255,000   $1,099,000
                   ==========  ==========  ===========  ===========

Sales of Antenna and Imaging Systems products increased 5% in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. The increase was primarily due to higher sales of remote sensing earth stations, partially offset by lower sales of military antenna systems. Sales in the first six months of fiscal 2000 were 2% higher than in the first six months of fiscal 1999. Higher sales of remote sensing earth stations were partially offset by lower sales of DBS antenna products and military antenna systems.

Gross profit percentage on sales of Antenna and Imaging Systems products was 24.7% in the second quarter of fiscal 2000 compared with 25.8% in the second quarter last fiscal year. The decrease was primarily due to a less favorable product mix. Gross profit percentage for the first six months of fiscal 2000 was 26.8% of sales compared with 24.6% of sales for the first six months of fiscal 1999. The increase was primarily due to more efficient production and to a more favorable product mix.

Operating income percentage on sales of Antenna and Imaging Systems products was 4.1% in the second quarter of fiscal 2000 compared with 8.0% in the second quarter last fiscal year. The decrease was primarily due to higher new product development expenses. Operating income percentage for the first six months of fiscal 2000 was 6.4% of sales compared with 5.7% of sales for the first six months of fiscal 1999. The improvement was primarily due to higher gross profits, partially offset by higher new product development expenses.

Communication Products
----------------------

                     Three Months Ended        Six Months Ended
                        September 30,            September 30,
                       1999        1998        1999        1998
                   ----------  ----------  ----------  ----------
Net sales          $4,274,000  $4,351,000  $7,935,000  $9,613,000
                   ==========  ==========  ==========  ==========
Gross profit       $1,287,000  $1,648,000  $2,309,000  $3,371,000
                   ==========  ==========  ==========  ==========
Operating income
  (loss)            ($109,000)   $285,000   ($547,000)   $654,000
                   ==========  ==========   =========  ==========

Sales of Communication Products decreased 2% in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. The decrease was due to a lower order backlog at June 30, 1999 than at June 30, 1998 and to lower order bookings during the recent quarter. Sales in the first six months of fiscal 2000 were 17% lower than in the first six months of fiscal 1999. Several anticipated orders were delayed because of continued economic weakness and instability in several of the Company's international markets. The economies of some of the Company's international customers are beginning to strengthen and it is once again possible to arrange financing for some of them. Successful completion of those financing arrangements should result in an improvement in radio sales during the second half of the fiscal year. Future results of operations may be adversely affected if those financing arrangements cannot be completed, or if the delayed orders are further delayed or canceled, or if procurements the Company has identified as promising opportunities are canceled.

Gross profit percentage on sales of Communication Products was 30.1% in the second quarter of fiscal 2000 compared with 37.9% in the second quarter last fiscal year. The decrease was due to a less favorable product mix. Gross profit percentage for the first six months of fiscal 2000 was 29.1% of sales compared with 35.1% of sales for the first six months of fiscal 1999 due to manufacturing inefficiencies related to a lower level of sales and to move-related expenses associated with this business segment's relocation to Vista, California.

Operating loss percentage on sales of Communication Products was 2.6% in the second quarter of fiscal 2000 compared with an operating income percentage of 6.6% in the second quarter last fiscal year. The decline from an operating income percentage to an operating loss percentage was due to lower gross profits and higher new product development expenses. Operating loss percentage for the first six months of fiscal 2000 was 6.9% of sales compared with an operating income percentage of 6.8% of sales for the first six months of fiscal 1999. The decline from an operating income percentage to an operating loss percentage was due to lower gross profits and to a higher operating expense percentage due to the lower sales base.


Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,796,000 in the second quarter of fiscal 2000, a 3% decrease compared with second quarter of fiscal 1999 expenses of $2,870,000. The decrease was primarily due to lower selling expenses at the Antenna and Imaging Systems business segment. Selling, general and administrative expenses for the first six months of fiscal 2000 were $5,603,000, an 8% decrease compared with first six months of fiscal 1999 expenses of $6,102,000. The decrease was primarily due to lower selling expenses at the Antenna and Imaging Systems business segment.

Research and development ("R&D") expenses were $962,000 in the second quarter of fiscal 2000 compared with $513,000 in the second quarter last fiscal year. The 88% increase was due to higher spending on development programs to improve land and sea mobile DBS products and to continue development of new radio products. R&D expenses in the first six months of fiscal 2000 were $1,958,000, a 103% increase compared with first six months of fiscal 1999 expenses of $963,000. The increase was due to higher spending on development programs to improve land and sea mobile DBS products, to improve core tracking antenna technologies and to continue development of new radio products.

Order backlog at September 30 was as follows:

                                       1999         1998
                                   -----------   -----------
Antenna and Imaging Systems        $20,809,000   $24,221,000
Communication Products               2,100,000     3,866,000
                                   -----------   -----------
Total                              $22,909,000   $28,087,000
                                   ===========   ===========

The 14% decrease in Antenna and Imaging Systems backlog at September 30, 1999 compared with September 30, 1998 was primarily due to lower bookings of remote sensing earth stations.

The 46% decrease in Communication Products backlog at September 30, 1999 compared with September 30, 1998 was primarily due to a lower order backlog at June 30, 1999 than at June 30, 1998. As previously noted, several anticipated radio orders were delayed because of continued economic weakness and instability in several of the Company's international markets. In early October 1999, a $10 million financing arrangement for one of the Company's customers was authorized by the lender. This financing arrangement had experienced long delays and was partially responsible for the Company's low radio product sales during the first half of fiscal 2000. The required contracts for this order are not yet in place and the order has not yet been booked; however, if the procurement proceeds as planned and is not subjected to further delays, the Company expects to book the order in the third quarter of fiscal 2000 and ship much of it prior to the end of fiscal 2000.

Liquidity and Capital Resources

At September 30, 1999, working capital was $21,702,000 compared with $20,307,000 at March 31, 1999, an increase of $1,395,000 or
7%. Major changes affecting working capital during this period were the following: accounts receivable increased $263,000; inventories increased $932,000 due to increases in both antenna and radio products inventories; accounts payable and accrued expenses decreased $1,057,000; and customer advances decreased $492,000. The Company's cash position at September 30, 1999 was $5,002,000 compared with $5,548,000 at March 31, 1999, a decrease of 10%. At September 30, 1999, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $737,000 during the first six months of fiscal 2000 compared with $102,000 in the first six months last fiscal year. Although capital expenditures in the first six months of fiscal 2000 were higher than in the first six months of fiscal 1999, the Company anticipates total capital expenditures in fiscal 2000 will be comparable to the fiscal 1999 total of $1,535,000.

At September 30, 1999, the Company had a $16,000,000 revolving line of credit with its bank. The line may be used for the issuance of letters of credit and for direct working capital advances in any combination up to the lesser of $16 million or an availability limit determined by a borrowing base formula. At September 30, 1999, the availability limit was $16,000,000.
Five million dollars of the total credit facility is restricted to working capital and letters of credit required to finance non-military international business. That portion of the line of credit expires on April 1, 2000. The remaining $11,000,000 facility expires on April 1, 2001. At September 30, 1999, there were no borrowings under the line and the bank had issued letters of credit against the line totaling $2,384,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

Year 2000 Issues
----------------
Some software included in products sold or licensed to the Company's customers and certain portions of the Company's internal operating systems may be subject to failure as a result of what is commonly known as the Year 2000 date issue (the "Year
2000 issue").  A discussion of this issue follows.

The Company's state of readiness.
--------------------------------
The Company believes all systems and products currently sold and new products under development are Year 2000 compliant, and believes its potential exposure to problems arising from the Year
2000 issue lies in three areas:

     - Information technology ("IT") previously sold or licensed to the Company's customers and non-IT components (such as computer chips imbedded in hardware) previously sold to the Company's customers.
     - IT and non-IT components used in the Company's internal operating systems.
     - Compliance with the Year 2000 issue by third parties with whom the Company has a material relationship.

Products sold or licensed to customers:
--------------------------------------
Most of the Company's antenna and image processing products and some of its radio communication products contain IT and non-IT components that may be affected by the Year 2000 issue. The Company is pursuing a three-phase program to identify and resolve this exposure:

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

Internal operating systems:
--------------------------
Some of the Company's internal operating systems are Year 2000 compliant and some are not. The Company is pursuing a two-phase program to identify and resolve this exposure:

1. Systematically test and verify internal IT systems and modules for Year 2000 compliance. To the extent practical, systematically test and verify equipment and facility systems that contain non-IT components. Status: Completed.
2. Use internal programmers and outside consultants to upgrade those internal IT systems and modules that are not Year 2000 compliant. Replace non-IT components that are not Year 2000 compliant. Status: Estimated 80% complete. Estimated completion date: December 31, 1999.

Third party relationships:
-------------------------
Although the Company is rarely dependent on a single source of supply for IT and non-IT components, the failure of a selected supplier to timely deliver Year 2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its required delivery schedules. (The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe it has significant Year 2000 exposure from those providers and has not implemented any programs to assure Year 2000 compliance by them.) The Company is pursuing a two-phase program to identify and resolve Year 2000 exposure from third parties:

1. Develop a supplier compliance warranty for incorporation in all purchase orders issued after March 31, 1999. That warranty will require suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and require them to correct or replace any such item found to be non-compliant. Status: Completed.
2. Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event existing suppliers are not able to meet compliance requirements. Status: Completed.

Costs to address the Company's Year 2000 issues.
-----------------------------------------------
To date, the Company has spent approximately $146,000 in identifying and fixing Year 2000 issues and estimates it will incur an additional $88,000 for remediation of its remaining Year 2000 issues. Because the costs to complete the remaining tasks are dependent on information not yet available, it is likely that this estimate will change.

Risks of the Company's Year 2000 issues.
----------------------------------------
The Company believes the most reasonably likely worst case Year
2000 scenario would include a combination of some or all of the following:

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 9, 1999, the Company held its annual meeting of stockholders, proxies for which were solicited pursuant to Regulation 14a under the Act. Five directors were to be elected to serve until the next annual meeting. The five existing directors who were standing for re-election were elected.

At the meeting, the stockholders approved an amendment to the Company's 1995 Stock Option Plan that increased by 200,000 the number of option shares available for grant and required all options be granted at the fair market value at date of grant. Votes cast in favor of approval of the amendment were 1,284,928 and 371,442 votes were cast against approval.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.71     Amended and Restated 1995 Stock Option Plan.

     10.72 Amended and Restated Employment Agreement between the Registrant and David A. Derby.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DATRON SYSTEMS INCORPORATED



Date:  October 26, 1999         By:  /s/WILLIAM L STEPHAN
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)