Form 10-Q
period 1999-12-31
DATRON SYSTEMS INC/DE
filed 2000-02-09
CIK 27116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended    December 31, 1999

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

     As of January 26, 2000, the Registrant had only one class of common stock, par value $0.01, of which there were 2,708,164 shares outstanding.

                PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                      DATRON SYSTEMS INCORPORATED
                CONSOLIDATED BALANCE SHEETS (In thousands)

                               December 31,
                                   1999,         March 31,
                               (Unaudited)         1999
                               ----------        --------
ASSETS
Current assets:
  Cash and cash equivalents         $1,762         $5,548
  Accounts receivable, net          11,802         10,967
  Inventories                       14,875         11,890
  Deferred income taxes              2,998          2,998
  Prepaid expenses and other
     current assets                    288            754
                                    ------         ------
     Total current assets           31,725         32,157
Property, plant and equipment, net   9,498         10,248
Goodwill, net                        5,288          5,442
Other assets                           321            320
                                    ------         ------
     Total assets                  $46,832        $48,167
                                    ======         ======
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable                  $3,767         $2,521
  Accrued expenses                   5,283          7,369
  Customer advances                    523          1,594
  Income taxes payable                 375            282
  Current portion of long-term
    debt                                88             84
                                    ------         ------
    Total current liabilities       10,036         11,850
Long-term debt                       3,103          3,170
Deferred income taxes                1,752          1,752
Deferred rent                           88            ---
                                    ------         ------
    Total liabilities               14,979         16,772
                                    ------         ------

Stockholders' equity:
  Preferred stock -- par value
    $0.01; authorized 2,000,000
    shares, none issued or
    outstanding                        ---            ---
  Common stock -- par value $0.01;
    authorized 10,000,000 shares,
    3,098,943 and 3,084,532 shares
    issued in December and March,
    respectively                        31             31
  Additional paid-in capital        10,852         10,758
  Retained earnings                 23,320         22,956
  Treasury stock, at cost;
    390,779 shares in
    December and March              (2,106)        (2,106)
  Stock option plan and stock
    purchase plan notes
    receivable                        (244)          (244)
                                    ------         ------
    Total stockholders' equity      31,853         31,395
                                    ------         ------
    Total liabilities and
      stockholders' equity         $46,832        $48,167
                                   =======        =======
See notes to consolidated financial statements.

                    DATRON SYSTEMS INCORPORATED
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands, except per-share amounts)


                            Three Months Ended      Nine Months Ended
                               December 31,            December 31,
                            1999        1998          1999       1998
                         -------      -------      -------    -------
Net sales                $12,729      $15,266      $40,382    $44,284
Cost of sales              9,272       10,486       29,322     31,358
                          ------      -------      -------     ------
Gross profit               3,457        4,780       11,060     12,926

Selling, general and
  administrative           2,956        3,052        8,559      9,154
Research and development     963          815        2,921      1,778
                           -----        -----        -----      -----
Operating income (loss)     (462)         913         (420)     1,994

Interest expense             (55)         (58)        (164)      (270)
Interest income               37           89          157        135
Other income                 ---           48        1,033         48
                           -----        -----        -----      -----
Income (loss) before
  income taxes              (480)         992          606      1,907

Income taxes (benefit)      (189)         407          242        780
                           -----        -----        -----     ------
Net income (loss)          ($291)        $585         $364     $1,127
                           =====        =====        =====     ======

Earnings (loss) per
  common share -- basic   ($0.11)       $0.22        $0.13      $0.42
                           =====        =====        =====      =====
Weighted average number
  of shares outstanding    2,704        2,689        2,700      2,685
                           =====        =====        =====      =====
Earnings (loss) per
  comon share -- diluted  ($0.11)       $0.22        $0.13      $0.42
                           =====        =====        =====      =====
Weighted average number
  of common and common
  equivalent shares
  outstanding              2,704        2,689        2,704      2,686
                           =====        =====        =====      =====
See notes to consolidated financial statements.

                      DATRON SYSTEMS INCORPORATED
               CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)
                           (In thousands)

                                        Nine Months Ended
                                           December 31,
                                       1999          1998
                                      -----         -----
Cash Flows from Operating
  Activities
Net income                             $364         $1,127
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating
  activities:
    Depreciation and amortization     1,434          1,821
    Changes in operating assets
      and liabilities:
      Accounts receivable              (835)         2,622
      Inventories                    (2,985)         2,199
      Prepaid expenses and
        other assets                    453           (279)
      Accounts payable and
        accrued expenses               (840)        (3,841)
      Customer advances              (1,071)         1,754
      Income taxes payable               93            584
      Restructuring reserve             ---           (320)
      Deferred rent                      88            ---
    Other                                36             12
                                     ------         ------
Net cash provided by (used in)
    operating activities             (3,263)         5,679
                                     ------         ------
Cash Flows from Investing
    Activities
Additions to property, plant and
    equipment                          (922)          (312)
Proceeds from sales of property,
    plant and equipment                 384             77
                                     ------         ------
Net cash used in investing
    activities                         (538)          (235)
                                      -----         ------
Cash Flows from Financing
    Activities
Proceeds from long-term debt            ---          3,300
Repayments of long-term debt            (63)           (26)
Decrease in revolving credit
    facility                            ---         (5,600)
Issuance of common stock                 78             74
                                     ------         ------
Net cash provided by (used in)
    financing activities                 15         (2,252)                   )
                                     ------         ------
Increase (decrease) in cash and
    cash equivalents                 (3,786)         3,192
Cash and cash equivalents at
    beginning of period               5,548            634
                                     ------         ------
Cash and cash equivalents at
    end of period                    $1,762         $3,826
                                     ======         ======
See notes to consolidated financial statements.

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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at December 31, 1999 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 1999 has been derived from audited financial statements.

2.   Earnings per Share
     ------------------
As required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," the Company has presented basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans. Options to purchase 329,000 shares of common stock at prices ranging from $5.10 to $15.73 were not included in the computation of diluted EPS at December 31, 1999 because the effect of such options would be anti-dilutive. Such options expire at various dates from May 16, 2000 to August 8, 2009.

3.   Accounts Receivable
     -------------------
At December 31, 1999 and March 31, 1999, accounts receivable were as follows:

                                 December 31,    March 31,
                                    1999           1999
                                 -----------    -----------
     Billed                      $ 7,444,000    $ 7,430,000
     Unbilled                      4,483,000      3,724,000
                                 -----------    -----------
     Subtotal                     11,927,000     11,154,000
     Allowance for doubtful
       accounts                     (125,000)      (187,000)
                                  ----------     ----------
     Total                       $11,802,000    $10,967,000
                                  ==========     ==========

4.   Inventories
     -----------
At December 31, 1999 and March 31, 1999, inventories were as follows:

                                 December 31,    March 31,
                                    1999           1999
                                 -----------    -----------
     Raw materials               $ 7,605,000    $ 6,807,000
     Work-in-process               4,091,000      3,230,000
     Finished goods                3,179,000      1,853,000
                                 -----------    -----------
     Total                       $14,875,000    $11,890,000
                                 ===========    ===========

Inventories are presented net of allowances for obsolescence of $1,414,000 and $1,380,000 at December 31, 1999 and March 31,
1999, respectively.

5.   Property, Plant and Equipment
     ----------------------------
At December 31, 1999 and March 31, 1999, property, plant and equipment was as follows:

                                 December 31,      March 31,
                                     1999           1999
                                ------------     ------------
  Land and buildings             $ 8,901,000      $ 8,743,000
  Machinery and equipment         14,968,000       15,110,000
  Furniture and office
    equipment                      1,654,000        1,674,000
  Leasehold improvements             714,000        1,328,000
  Construction-in-process            136,000           52,000
                                  ----------       ----------
  Subtotal                        26,373,000       26,907,000
  Accumulated depreciation
   and amortization              (16,875,000)     (16,659,000)
                                 -----------       ----------
  Total                          $ 9,498,000      $10,248,000
                                 ===========       ==========

6.   Segment Information
     -------------------
Segment information was as follows for the periods shown:

                           Three Months Ended        Nine Months Ended
                               December 31,             December 31,
                            1999         1998         1999        1998
                         -----------  -----------  -----------  -----------
Net sales:
 Antenna and Imaging
    Systems              $ 9,800,000  $ 9,670,000  $29,518,000  $29,075,000
 Communication Products    2,929,000    5,596,000   10,864,000   15,209,000
                         -----------  -----------  -----------  -----------
 Consolidated net sales  $12,729,000  $15,266,000  $40,382,000  $44,284,000
                         ===========  ===========  ===========  ===========

Operating income (loss):
  Antenna and Imaging
     Systems             $   866,000      728,000    2,121,000    1,827,000
  Communication
     Products               (942,000)     487,000   (1,489,000)   1,141,000
  General corporate
     expenses               (386,000)    (302,000)  (1,052,000)    (974,000)
                          ----------   ----------   ----------   ----------
  Consolidated
     operating income
     (loss)                 (462,000)     913,000     (420,000)   1,994,000
Interest income
  (expense) net              (18,000)      31,000       (7,000)    (135,000)
Other income                       -       48,000    1,033,000       48,000
                           ---------     --------    ---------   ----------
Income (loss) before
  income taxes             $(480,000)    $992,000    $ 606,000   $1,907,000
                           =========     ========    =========   ==========

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, changes in products and services offered by satellite service providers and their related suppliers and the ability of the Company to negotiate satisfactory business relationships with those providers and suppliers, worldwide economic downturns and currency devaluations, restrictions imposed by the U.S. government on the export of Company products, and the impact of competition. Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations
---------------------
Net loss for the third quarter of fiscal 2000 was $291,000, or $0.11 per share, compared with net income of $585,000, or $0.22 per share, in the third quarter of fiscal 1999. Net sales in the third quarter of fiscal 2000 were $12,729,000, a 17% decrease from third quarter net sales last fiscal year of $15,266,000.
The decrease in sales was primarily due to lower sales of radio products resulting from the delayed receipt of an expected $10 million order. The decline from net income to a net loss was primarily due to lower gross profits on the lower sales.

Net income for the nine months ended December 31, 1999 was $364,000, or $0.13 per share, compared with net income of $1,127,000, or $0.42 per share, for the comparable period last fiscal year. Net sales for the nine months were $40,382,000, a 9% decrease from net sales of $44,284,000 for the first nine months last fiscal year. The decrease in sales was primarily due to lower sales of radio products. The decrease in net income was primarily due to lower gross profits on the lower sales and higher new product development expenses, partially offset by proceeds from a manufacturing rights license fee and lower selling expenses.

Operating results for each business segment were as follows:

Antenna and Imaging Systems
---------------------------

                  Three Months Ended        Nine Months Ended
                     December 31,             December 31,
                   1999        1998         1999         1998
               ----------   ----------   -----------  -----------
Net sales      $9,800,000   $9,670,000   $29,518,000  $29,075,000
               ==========   ==========   ===========  ===========
Gross profit   $3,022,000   $2,763,000    $8,316,000   $7,538,000
               ==========   ==========   ===========  ===========
Operating
  income         $866,000     $728,000    $2,121,000   $1,827,000
                =========    =========    ==========   ==========

Sales of Antenna and Imaging Systems products increased 1% in the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999. The increase was due to higher sales of military and commercial antenna systems and DBS products, partially offset by lower sales of remote sensing earth stations. Sales in the first nine months of fiscal 2000 were 2% higher than in the first nine months of fiscal 1999. Higher sales of military and commercial antenna systems were partially offset by lower sales of DBS antenna products.

Gross profit percentage on sales of Antenna and Imaging Systems products was 30.8% in the third quarter of fiscal 2000 compared with 28.6% in the third quarter last fiscal year. The increase was primarily due to a more favorable product mix. Gross profit percentage for the first nine months of fiscal 2000 was 28.2% of sales compared with 25.9% of sales for the first nine months of fiscal 1999. The increase was primarily due to more efficient production and to a more favorable product mix.

Operating income percentage on sales of Antenna and Imaging Systems products was 8.8% in the third quarter of fiscal 2000 compared with 7.5% in the third quarter last fiscal year. The increase was due to higher gross profits and lower selling expenses, partially offset by higher new product development expenses and higher administrative expenses. Operating income percentage for the first nine months of fiscal 2000 was 7.2% of sales compared with 6.3% of sales for the first nine months of fiscal 1999. The improvement was primarily due to higher gross profits and lower selling expenses, partially offset by higher new product development expenses.

Communication Products
----------------------

                    Three Months Ended      Nine Months Ended
                       December 31,           December 31,
                     1999       1998        1999        1998
                 ----------  ----------  -----------  -----------
Net sales        $2,929,000  $5,596,000  $10,864,000  $15,209,000
                 ==========  ==========  ===========  ===========
Gross profit       $435,000  $2,017,000   $2,744,000   $5,388,000
                 ==========  ==========  ===========  ===========
Operating
  income (loss)   ($942,000)   $487,000  ($1,489,000)  $1,141,000
                 ==========  ==========   ==========  ===========

Sales of Communication Products decreased 48% in the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999. The decrease was due to a lower order backlog at September 30, 1999 than at September 30, 1998 and to lower order bookings during the recent quarter. Sales in the first nine months of fiscal 2000 were 29% lower than in the first nine months of fiscal 1999. The low sales for the first nine months were primarily due to delayed receipt of several anticipated orders resulting from economic weakness and instability in several of the Company's international markets. In early October 1999, a $10 million financing arrangement for one of the Company's radio customer's was authorized by the lender. At that time, the Company believed it would be able to finalize the contract and make partial shipment against it during the third quarter. However, the order experienced further delays, which resulted in lower than expected sales for the quarter and a consolidated net loss. The order is still progressing and, although there can be no assurances as to when or if it will be finalized, the Company expects to book and ship much of it during the fourth quarter. Should that order not be finalized during the fourth quarter, results of operations for the fourth quarter and fiscal year will be adversely affected.

Gross profit percentage on sales of Communication Products was 14.9% in the third quarter of fiscal 2000 compared with 36.0% in the third quarter last fiscal year. The decrease was primarily due to manufacturing inefficiencies related to a low level of sales. Gross profit percentage for the first nine months of fiscal 2000 was 25.3% of sales compared with 35.4% of sales for the first nine months of fiscal 1999. The decrease was due to manufacturing inefficiencies related to a lower level of sales and to move-related expenses associated with this business segment's relocation to Vista, California.

Operating loss percentage on sales of Communication Products was 32.2% in the third quarter of fiscal 2000 compared with an operating income percentage of 8.7% in the third quarter last fiscal year. The decline from an operating income percentage to an operating loss percentage was primarily due to lower gross profits and to a higher operating expense percentage due to the lower sales base. Operating expenses during the recent quarter were lower than in the third quarter last fiscal year. Operating loss percentage for the first nine months of fiscal 2000 was 13.7% of sales compared with an operating income percentage of 7.5% of sales for the first nine months of fiscal 1999. The decline from an operating income percentage to an operating loss percentage was due to lower gross profits and to a higher operating expense percentage due to the lower sales base.

Consolidated expenses were as follows:

Selling, general and administrative expenses were $2,956,000 in the third quarter of fiscal 2000, a 3% decrease compared with third quarter of fiscal 1999 expenses of $3,052,000. The decrease was primarily due to lower selling expenses at both business segments. Selling, general and administrative expenses for the first nine months of fiscal 2000 were $8,559,000, a 6% decrease compared with expenses of $9,154,000 in the comparable period last fiscal year. The decrease was primarily due to lower selling expenses at the Antenna and Imaging Systems business segment.

Research and development ("R&D") expenses were $963,000 in the third quarter of fiscal 2000 compared with $815,000 in the third quarter last fiscal year. The 18% increase was due to higher spending on development programs to improve mobile DBS products. R&D expenses in the first nine months of fiscal 2000 were $2,921,000, a 64% increase compared with expenses of $1,778,000 in the comparable period last fiscal year. The increase was primarily due to higher spending on development programs to improve certain mobile DBS products and to improve core tracking antenna technologies.

Order backlog at December 31 was as follows:

                                      1999          1998
                                   -----------   -----------
Antenna and Imaging Systems        $20,540,000   $22,857,000
Communication Products               2,458,000     2,460,000
                                   -----------   -----------
Total                              $22,998,000   $25,317,000
                                   ===========   ===========

The 10% decrease in Antenna and Imaging Systems backlog at December 31, 1999 compared with December 31, 1998 was primarily due to lower bookings of remote sensing earth stations.

The backlog of Communication Products was essentially the same at December 31, 1999 and December 31, 1998. As previously noted, several anticipated radio orders were delayed because of economic weakness and instability in several of the Company's international markets. In addition, an expected $10 million order was not able to be finalized in the third quarter. The required contracts for that order are not yet in place and the order has not yet been booked; however, if the procurement proceeds without further delays, the Company expects to book the order and ship much of it during the fourth quarter.

Liquidity and Capital Resources
-------------------------------
At December 31, 1999, working capital was $21,689,000 compared with $20,307,000 at March 31, 1999, an increase of $1,382,000 or
7%. Major changes affecting working capital during this period were as follows: accounts receivable increased $835,000; inventories increased $2,985,000 due to increases in radio products' inventories; accounts payable and accrued expenses decreased $840,000; and customer advances decreased $1,071,000. The Company's cash position at December 31, 1999 was $1,762,000 compared with $5,548,000 at March 31, 1999, a decrease of 68%. At December 31, 1999, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $922,000 during the first nine months of fiscal 2000 compared with $312,000 in the first nine months last fiscal year. Although capital expenditures in the first nine months of fiscal 2000 were higher than in the first nine months of fiscal 1999, the Company anticipates total capital expenditures in fiscal 2000 will be comparable to the fiscal 1999 total of $1,535,000.

At December 31, 1999, the Company had a $16,000,000 revolving line of credit with its bank. The line may be used for the issuance of letters of credit and for direct working capital advances in any combination up to the lesser of $16 million or an availability limit determined by a borrowing base formula. At December 31, 1999, the availability limit was $14,982,000. Five million dollars of the total credit facility is restricted to working capital and letters of credit required to finance non-military international business. That portion of the line of credit expires on April 1, 2000. The remaining $11,000,000 facility expires on April 1, 2001. At December 31, 1999, there were no borrowings under the line and the bank had issued letters of credit against the line totaling $3,483,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

Year 2000 Issues
----------------
Some software included in products sold or licensed to the Company's customers and certain portions of the Company's internal operating systems may be subject to failure as a result of what is commonly known as the Year 2000 date issue (the "Year 2000 issue"). The Company is not aware of any significant Year 2000 problems that have affected products sold or licensed to its customers or that affected its internal operating systems. The status of the Company's Year 2000 program is as follows.

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

Products sold or licensed to customers:
--------------------------------------
Most of the Company's antenna and image processing products and some of its radio communication products contain IT and non-IT components that may be affected by the Year 2000 issue. The Company completed a three-phase program to identify and resolve this exposure:

1. Identify all products that contain IT and non-IT systems that are not Year 2000 compliant. To the extent practical, identify all customers who are still using those products.
2. Determine appropriate solutions to remedy the non-compliant products and systems. Those solutions may include software upgrades, replacement of non-compliant components, referral of problems relating to third party-provided software to the original supplier, or determination that the age of the product or nature of the problem is such that replacement of the product or system is the only practical solution.
3. Notify all identified customers of the Year 2000 issue associated with their products and systems, and inform them of the Company's policy regarding their situation. All products and systems under warranty or service agreement as of December 31, 1998 will be made Year 2000 compliant by the Company. Other customers who have products and systems that can economically be made Year 2000 compliant were offered software upgrades and component replacement for a fee. Customers who have products or systems that cannot economically be made Year 2000 compliant were notified and informed of current product alternatives offered by the Company.

Internal operating systems:
--------------------------
Prior to January 1, 2000, some of the Company's internal operating systems were Year 2000 compliant and some were not.
The Company completed a two-phase program to identify and resolve this exposure:

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

Third party relationships:
-------------------------
Although the Company is rarely dependent on a single source of supply for IT and non-IT components, the failure of a selected supplier to timely deliver Year 2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its required delivery schedules. (The Company is also dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe it has significant Year 2000 exposure from those providers and has not implemented any programs to assure Year 2000 compliance by them.) The Company completed a two-phase program to identify and resolve Year 2000 exposure from third parties:

1. Develop a supplier compliance warranty for incorporation in all purchase orders issued after March 31, 1999. That warranty requires suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and requires them to correct or replace any such item found to be non-compliant.
2. Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event existing suppliers are not able to meet compliance requirements.

Costs to address the Company's Year 2000 issues.
-----------------------------------------------
The Company has spent approximately $187,000 in identifying and fixing Year 2000 issues. It does not think the costs of identifying and fixing any remaining Year 2000 issues that may develop will be significant.

Risks of the Company's Year 2000 issues.
---------------------------------------
Although the Company has not experienced any significant Year
2000 problems, it believes the most reasonably likely worst case
Year 2000 scenario would include a combination of some or all of the following:

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

The Company's contingency plans.
-------------------------------
The Company believes its plans for addressing the Year 2000 issue as outlined above have been successful and are adequate to handle any remaining Year 2000 issues that may develop. The Company does not believe it will incur any material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above.

                    PART II -- OTHER INFORMATION

Item 2.  Changes in Securities.
------------------------------
Pursuant to a business loan agreement with a bank, the Company must comply with certain financial covenants. The agreement also prohibits the Company from declaration or payment of dividends or other distributions on the Company's stock, except under certain conditions specified in the agreement. The Company is in compliance with both requirements.

Item 5.  Other Information.
--------------------------
The Company has retained Philpott, Ball & Company, an investment banking firm with offices in Charlotte, North Carolina and Boston, Massachusetts, to act as advisor in investigating various alternatives for increasing stockholder value. Those alternatives might include mergers, acquisitions, strategic alliances, and/or redeployment of strategic and financial assets. The Company has had a low valuation when measured against either book value or the valuation of peer companies. In light of this, Philpott, Ball & Company has been retained to help define and implement a plan to improve stockholder value.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
(a)  Exhibits:

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DATRON SYSTEMS INCORPORATED

Date:  February 9, 2000          By:  /s/WILLIAM L. STEPHAN
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)