Form 10-K405
period 2000-03-31
DATRON SYSTEMS INC/DE
filed 2000-06-21
CIK 27116

UNITED STATES
	  SECURITIES AND EXCHANGE COMMISSION
		 WASHINGTON, D. C. 20 549

		       FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year                        Commission File
Ended March 31, 2000                       Number 0-7445

		  DATRON SYSTEMS INCORPORATED
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)

    Delaware                                 95-2582922
-----------------------              --------------------------
(State of Incorporation)            (I.R.S. Employer Ident. No.)

3030 Enterprise Court, Vista, California     92083-8347
----------------------------------------     ----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (760) 734-5454

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

		   Common Stock, par value $0.01
		    ---------------------------
			 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  __.

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 16, 2000 was $27.6 million, based on the closing price on that date on the Nasdaq Stock Market.

The number of shares outstanding of each of the registrant's classes of common stock as of June 16, 2000 was: Common Stock, par value $0.01 -- 2,722,261 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held August 4, 2000 are incorporated by reference into
     Part III of this report.

2. Items contained in the above-referenced documents that are not specifically incorporated by reference are not included in this report.

	       DATRON SYSTEMS INCORPORATED
		      FORM 10-K
		    FISCAL YEAR 2000

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

     Item 14.  Exhibits, Financial Statement Schedules,
              		 and Reports on Form 8-K                   11

			    PART I

Item 1.  Business.

Company Overview

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") provide satellite communication products and systems and high quality radio communication products to worldwide commercial and governmental markets and to several United States Government customers, including the Department of Defense ("DoD"). The Company was founded in 1969 and became an independent publicly held corporation in 1985.

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

Dependence on Sales to Foreign Customers; Worldwide Economic
Downturns and Currency Devaluations

Sales to foreign customers accounted for 55% of consolidated sales in each of fiscal 2000, 1999 and 1998. Sales of Communication Products have been even more highly concentrated with foreign customers: 89%, 93% and 88% in fiscal 2000, 1999 and 1998, respectively. Sales to foreign customers often involve risk because of political and economic uncertainties in many foreign countries, which can result in funding delays or inability of those customers to obtain financing for anticipated purchases of Company products. As a result, it is often more difficult to predict order bookings from foreign customers than it is from domestic customers. In addition, foreign political unrest, war, economic downturns and currency devaluations could have a significant negative impact on future Company sales and income.

Reliance on Large Orders from a Small Number of Customers

A substantial percentage of sales may be heavily concentrated with a small number of customers. Within the Communication Products business segment, two customers accounted for 44% and 11% of that segment's net sales in fiscal 2000. In fiscal 1999 and 1998, a single customer accounted for 13% and 24%, respectively, of that segment's net sales. Although sales in the Antenna and Imaging Systems business segment have not been so heavily concentrated with one customer, it is common for a small number of customers to each account for approximately 5% to 15% of that segment's net sales each year. Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales. There can be no assurance that the Company will be able to do so in the future. In addition, reliance on large orders can result in financial performance varying widely from quarter-to-quarter, and also carries contract cancellation risk that can more adversely affect Company performance than it would if the Company depended on small orders from a large number of customers.

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

U.S. Government Export Restrictions

Some of the Company's products are subject to export licensing approval by agencies of the U.S. Government. U.S. security concerns as well as foreign political instability or unrest can affect the licensing process. Although the requirement to obtain export licenses is not known to have prevented any sales of Company products to date, it has on occasion delayed shipments of some products and in some cases has placed the Company at a competitive disadvantage. There can be no assurances that future shipments may not likewise be delayed or that U.S. security concerns may result in the denial of export licenses or the loss of sales opportunities for some Company products.

Fixed Price Development Contracts

The Company often accepts fixed-price contracts that require custom engineering, custom software or the development of new features and capabilities. Such contracts usually include the sale of standard products and components, but not always. Although engineering cost estimates are prepared as a basis for quoting such contracts, there can be no assurance the Company will be able to develop the required features, capabilities or software within established cost budgets. Should development costs exceed established budgets, as they occasionally have in the past, the result could have a material adverse effect on earnings.

Consumer Products and Markets

In November 1995, the Company introduced its first consumer product, a mobile direct broadcast satellite ("DBS") television reception system for recreational vehicles and buses. This product represents a departure from the Company's historical business that has focused on large contracts, relatively small numbers of deliverables and customers that are primarily government agencies or large corporations. Several additional DBS antenna products have subsequently been introduced, including a marine product line and antenna systems for large business jets and commercial jets. Selling a consumer product requires a different approach than selling the Company's traditional products. For its DBS products, the Company has established a factory direct to dealer distribution system and also sells directly to original equipment manufacturers. These sales methods are currently effective, but there can be no assurance they will continue to be so in the future or that consumer demand for its DBS products will be as large as the Company anticipates.

Changes in or Unavailability of Products and Services
Offered by Satellite Service Providers

All consumer products currently sold or under development by the Company operate with programming or data transmission services from satellite service providers or their related suppliers. The Company is not affiliated with any satellite service provider and is unable to control the content and availability of the products and services they offer. Although the Company has established good working relationships with many satellite service providers to ensure product compatibility, changes in or unavailability of products and services offered by the satellite service providers could have an adverse effect on the Company's business. There can be no assurances that such changes will not be made or that anticipated future services will be offered.

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

Declining Sales for the U.S. Department of Defense

In fiscal 1993, the Company restructured its operations in response to declining DoD spending. Sales for the DoD have declined from $31.9 million in fiscal 1993 to $13.3 million in fiscal 2000, primarily due to completion of long-term DoD contracts that have not been replaced with new orders. Although fiscal 2000 sales for the DoD have increased 19% since fiscal 1998, there can be no assurance that new DoD orders will be received or that the orders received will be sufficient to meet the Company's sales objectives.

General

The Company operates in two business segments: Antenna and Imaging Systems, which are supplied by D/T, and Communication Products, which are supplied by DWC.

Antenna and Imaging Systems

This business segment designs and manufactures satellite communication terminals, telemetry tracking and control systems, servo control products and high-quality microwave antennas. Its major products are remote sensing satellite earth stations and image processing software for worldwide scientific, military and commercial customers, tracking antennas and systems for U.S. and foreign governmental agencies and commercial satellite service providers, and mobile satellite television reception systems for recreational vehicles, buses, boats and large business jets.

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

Remote Sensing Satellite ("RSS") Earth Stations. The RSS market is a subset of the broader earth observation market. It involves using several types of satellites containing optical and radar sensors in conjunction with specific earth acquisition and data processing equipment to produce images. The images are in the form of hard copy and/or digital data that allow the user to study changes on the earth's surface or environment. Applications include locating minerals, updating maps, forecasting weather, monitoring crops, studying the environment, monitoring earth resources and gathering economic or military intelligence.

The Company entered the commercial RSS market in fiscal 1994 and in fiscal 1995 acquired International Imaging Systems, Inc. ("I2S"), a privately-held company in Milpitas, California, to provide complete RSS earth stations for the international marketplace. I2S's expertise was in the fields of digital image processing and photogrammetry. The Company now offers its customers complete RSS earth stations, including image processing capability.

Mobile DBS Television Systems. The Company introduced its first DBS antenna product in fiscal 1996. That product allows a recreational vehicle owner to receive DBS television from a parked vehicle at the touch of a button by automatically locating the satellite. During fiscal 1997, the Company introduced several additional DBS antenna products including systems for boats at anchor, boats underway, and RVs and buses on the open road. Also during fiscal 1997, the Company was first to demonstrate live DBS television on a commercial airliner, and in fiscal 1998, was first to obtain Federal Aviation Administration certification of an airborne DBS system designed for large business jets. In fiscal 2000, the Company licensed the manufacturing rights to its DBS-2100(tm) tail-mounted antenna for business jets to Airshow Inc. and announced it intended to concentrate its airborne DBS efforts on the commercial airline market.

Customers and Marketing

Sales of Antenna and Imaging Systems' products have historically been concentrated with the DoD, which accounted for 32% of this business segment's fiscal 2000 sales and 28% of its fiscal 1999 sales. Marketing and sales activities for its DoD customers and other non-defense governmental agencies are conducted by internal sales and engineering personnel. Most customers for the RSS business are foreign government space and communications agencies. Marketing and sales activities for those products are usually conducted through independent sales representatives in Europe, South America and Asia.

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

Manufacturing, Assembly and Sources of Supply

Products for the Company's Antenna and Imaging Systems business segment are designed, manufactured and assembled at facilities in Simi Valley, California. The Company purchases certain components and subsystems from subcontractors and vendors. Some of these items are standard off-the-shelf components and others are fabricated to Company specifications. The Company also fabricates electronic assemblies from purchased electronic components and circuit boards. A production line for DBS antenna products was established in fiscal 1996 and expanded in fiscal 1997.

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

A substantial percentage of sales of Communication Products are often concentrated with a small number of customers. In fiscal 2000, an African customer accounted for 44% of this business segment's sales and a European customer accounted for 11% of its sales. In fiscal 1999, another African customer accounted for 20% of this business segment's sales and an Asian customer accounted for 13% of its sales. And, in fiscal 1998, two Asian customers accounted for 24% and 10% of this business segment's sales and a South American customer accounted for 12% of its sales. Because it is unusual to receive large orders from the same customer in successive years, it is often necessary to find new customers each year to replace the previous year's sales.
To minimize the impact fluctuating sales may have on the Company's operations, temporary employees are used when practical.

Customers and Marketing

Sales to foreign customers accounted for 89% of this business segment's fiscal 2000 sales and 93% of its fiscal 1999 sales. Most of its international customers are agencies of foreign governments that perform civil defense, paramilitary and military operations, and foreign governmental agencies that perform civilian tasks unrelated to military operations, such as civil aviation agencies, drug interdiction agencies, embassies and disaster relief organizations. Domestic customers are primarily various agencies of the United States Government, including the Drug Enforcement Administration and Department of State.

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

Backlog

Order backlog at March 31 was as follows:

                             				      2000         1999
	                            			    ----------   ----------
     Antenna and Imaging Systems   $24,293,000  $20,484,000
     Communication Products          1,702,000    2,211,000
			                            	    ----------   ----------
     Total                         $25,995,000  $22,695,000
				                                ==========   ==========

The 19% increase in Antenna and Imaging Systems' backlog at March 31, 2000 compared with March 31, 1999 was primarily due to strong fourth quarter bookings of antenna systems for the DoD and other governmental agencies.

The 23% decrease in Communication Products' backlog at March 31, 2000 compared with March 31, 1999 was due to the Company's ability to fill orders faster in fiscal 2000 than in fiscal 1999. Order bookings in fiscal 2000 were 29% higher than they were in fiscal 1999. Orders from this customer base are subject to economic and political instability in those markets and often are delayed. Future anticipated orders may be delayed and some may never be awarded. In addition, some procurements the Company had previously identified as promising opportunities may be canceled.

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

DATRON(R) and design, TRANSWORLD(R), I2S(R), PRI2SM(R), OPEN 2000(R), DBS-2000(R), DBS-3000(R), DBS-4000(R) and VI2STA(R) are registered trademarks of the Company. DBS-2100(TM), DBS-2400(TM), CruiseTV(TM) and We Cover the Global Spectrum(TM) are trademarks of the Company by application for registration with the U.S. Patent and Trademark Office.

The Company has obtained licenses for the VHF frequency hopping technology and for the automatic link establishment technology used in the Company's VHF and HF radio products, respectively.

Employees

The Company employed approximately 334 employees at the end of fiscal 2000 compared with approximately 331 employees at the end of fiscal 1999. An increase in engineering personnel at the Antenna and Imaging Systems business segment was offset by a decrease in production personnel at the Communications Products business segment.

None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

Financial Information

Additional financial information concerning segment, geographic and major customers is included in Note 8 of the Notes to Consolidated Financial Statements. See Part II,
Item 8.

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

Information with respect to obligations for lease rentals is included in Note 7 of the Notes to Consolidated Financial Statements. See Part II, Item 8. The Company considers its properties to be suitable and adequate for its present needs. The facilities in Vista and Simi Valley are being fully utilized with the exception of approximately 5,000 square feet of manufacturing space in the Vista facility, which is reserved for future growth.

Item 3.  Legal Proceedings.

The Company is not involved in any litigation that is expected to have a material effect on the Company's business or consolidated financial position.

In August 1992, Trans World Communications, Inc. ("Trans World"), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation ("ATACS") and AIRTACS Corporation ("AIRTACS") relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In rulings on May 28, 1997 and September 3, 1997, the court found Trans World in breach of a teaming agreement and awarded ATACS and AIRTACS one dollar ($1.00) in damages. On September 8, 1998, the appeal court affirmed the district court's decision except as to the award of nominal damages, and remanded the matter to the district court for further hearing on damages. On June 14, 2000, the district court issued an order awarding ATACS and AIRTACS damages of $30,075.01 including prejudgment interest. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

In February 2000, Datron/Transco Inc. ("D/T"), a wholly owned subsidiary of the Company, was named as defendant in a lawsuit filed by KVH Industries, Inc. ("KVH"). KVH alleges that D/T breached a 1999 Settlement Agreement and, through its DBS-4500 system, had infringed and continues to infringe a KVH patent. KVH seeks unspecified compensatory damages for breach of contract and alleged infringement; increased damages, attorney's fees and costs for willful infringement; and injunctive relief. D/T has denied all allegations of breach of contract and infringement. In addition, D/T has asserted defenses and counterclaims including patent invalidity, noninfringement, patent misuse and antitrust violations. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

Item 4.  Submission of Matters to a Vote of Security
Holders.

None.

Executive Officers of the Registrant

David A. Derby, 58, has been President and Chief Executive
Officer of the Company since May 1982, and Chairman of the Board since April 1998.

William L. Stephan, 54, has been Vice President, Chief
Financial Officer and Treasurer of the Company since
November 1993.

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

Item 7A.  Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not currently use derivative financial instruments for speculative purposes that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information with respect to this item is set forth in Note 4 of the Notes to Consolidated Financial Statements and is incorporated herein by reference to that note. See Item 8 below.

Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 of Form 10-K is incorporated herein by reference from the consolidated financial statements of the Company at March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000 and the Independent Auditors' Report appearing on pages 12 through 24 of the Annual Report, that portion of which is attached hereto as Exhibit 13.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

During the two most recent fiscal years ended March 31, 2000, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

				PART III

Item 10.  Directors and Executive Officers of the
Registrant.

Information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section captioned "Nomination and Election of Directors" in the Company's Notice of Annual Meeting of Stockholders to be Held Friday, August 4, 2000 at 11:00 A.M. and Proxy Statement ("Proxy Statement"), a copy of which is to be filed as Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

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

		       PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

(a) The following documents are filed as part of this report:
							    Page in 2000
							    Annual Report

  (1)  Financial Statements:

       Consolidated Balance Sheets at March 31, 2000 and 1999    12

       Consolidated Statements of Operations for the Years
       	 Ended March 31, 2000, 1999 and 1998                     13

       Consolidated Statements of  Stockholders' Equity for
	        the Years Ended March 31, 2000, 1999 and 1998           14

       Consolidated Statements of Cash Flows for the Years
       	 Ended March 31, 2000, 1999 and 1998                     15

       Notes to Consolidated Financial Statements               16-23

       Independent Auditors' Report                              24


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

(b)  Reports on Form 8-K.

On March 2, 2000, the Registrant filed a Form 8-K reporting that its board of directors adopted a Second Amendment to the Registrant's Stockholder Rights Agreement on February
23, 2000.

(c) Exhibits. The following exhibits are filed as part of this report:

   Exhibit
   Number                   Description
   ------   ------------------------------------------------
     3.1    Certificate of Incorporation.(1)

     3.2    Bylaws.(1)

     4.15   Stockholder Rights Agreement dated August 21,
	    1990.(6)

     4.16 First Amendment to Stockholder Rights Agreement dated as of October 29, 1993.(7)

     4.17   Second Amendment to Stockholder Rights
	    Agreement dated February 23, 2000.(16)

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

     10.53  Datron Systems Incorporated Supplemental
	    Executive Profit Sharing Plan (Effective as of
	    April 1, 1994).(10)

     10.54  Third Amendment to Trans World Communications,
	    Inc. Lease Agreement dated May 1, 1995.(10)

     10.58  Datron Systems Incorporated Employee Stock
	    Purchase Plan (Adopted Effective July 1,
	    1997).(11)

     10.61  Datron World Communications Inc. Lease
	    Agreement dated as of February 13, 1998.(12)

     10.62  Fourth Amendment to Trans World Communications,
	    Inc. Lease Agreement dated March 1, 1998.(12)

     10.65  Loan Agreement between Datron Resources Inc.
	    and Jackson National Life Insurance Company dated August 7, 1998.(13)

     10.66  Datron Systems Incorporated Profit Sharing and
	    Savings Plan (Amended and Restated as of April
	    1, 1998).(13)

     10.67  Credit Agreement between Datron World
	    Communications Inc., Datron/Transco Inc. and
	    Comerica Bank-California dated March 24,
	    1999.(14)

     10.68  Borrower Agreement between Datron/Transco Inc.
	    and Comerica Bank-California dated March 24,
	    1999.(14)

     10.69 Guaranty of Datron Systems Incorporated of the indebtedness of Datron World Communications
	    Inc. and Datron/Transco Inc. to Comerica Bank-
	    California dated March 24, 1999.(14)

     10.70  Severance Agreement between the Registrant and
	    William L. Stephan.(14)

     10.71  Amended and Restated 1995 Stock Option
	    Plan.(15)

     10.72 Amended and Restated Employment Agreement between the Registrant and David A. Derby.(15)

     10.74  First Amendment to Credit Agreement between
	    Datron World Communications Inc.,
	    Datron/Transco Inc. and Comerica Bank-
	    California dated April 12, 2000.

     10.75  Borrower Agreement between Datron/Transco Inc.
	    and Comerica Bank-California dated April 12,
	    2000.

     10.76  Amended and Restated Guaranty of Datron Systems
	    Incorporated of the indebtedness of Datron
	    World Communications Inc. and Datron/Transco
	    Inc. to Comerica Bank-California dated April
	    12, 2000.

     13 Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended March
	    31, 2000 containing information required by
	    Part I and Part II of this report.

     21     Subsidiaries.

     22 Proxy Statement, Notice of Annual Meeting of Stockholders to be Held Friday, August 4, 2000 at 11:00 A.M. and Form of Proxy (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-
	    K) to be filed within 120 days of the end of the Registrant's fiscal year.

     23     Independent Auditors' Consent - Deloitte and
	    Touche.

     24     Power of Attorney (on signature page 16).

     27     Financial Data Schedule for the Twelve Months
	    Ended March 31, 2000.

     99.1   Annual Report of the Datron Systems
	    Incorporated Employee Stock Purchase Plan.


_____________________

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

(15) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly
     Report on Form 10-Q for the quarter ended September 30, 1999.

(16) Incorporated by this reference to Exhibit 10.73 filed with the Registrant's Report on Form 8-K dated February
     23, 2000.


Supplemental Information

Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 4, 2000 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they will be distributed to Stockholders.

			 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 21, 2000         DATRON SYSTEMS INCORPORATED


	                     		      By:  /s/ David A. Derby
				                              David A. Derby
				                              Chairman of the Board,
				                              President, Chief Executive
				                              Officer and Director

		       P0WER OF ATTORNEY

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


      Signature               Title                        Date

                      		    Chairman of the
			                         Board, President,
			                         Chief Executive
By: /s/ David A. Derby      Officer and Director
    David A. Derby          (Principal Executive
     			                     Officer)                   June 21, 2000

			                         Vice President,
			                         Chief Financial Officer
By: /s/ William L. Stephan  (Principal Financial and
    William L. Stephan      Accounting Officer)          June 21, 2000

By: /s/ Kent P. Ainsworth   Director                     June 14, 2000
    Kent P. Ainsworth

By: /s/ Michael F. Bigham   Director                     June 12, 2000
    Michael F. Bigham

By:                         Director                     June __, 2000
    Don M. Lyle

By: /s/ William A. Preston  Director                     June 12, 2000
    William A. Preston

By: /s/ Robert D. Sherer    Director                     June 8, 2000
    Robert D. Sherer

    INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
Datron Systems Incorporated
Vista, California


We have audited the consolidated financial statements of Datron Systems Incorporated (the "Company") as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 12, 2000; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
San Diego, California
May 12, 2000



		 DATRON SYSTEMS INCORPORATED
			 SCHEDULE II

	     VALUATION AND QUALIFYING ACCOUNTS
	  YEARS ENDED MARCH 31, 2000, 1999 AND 1998


			                        Balance at                            Balance at
			                         Beginning                               End
Description                  of Year     Addititions   Write-offs   of Year
-------------------------    ---------   -----------   ----------  ----------
Year ended March 31, 1998
-------------------------
Allowance for doubtful
   accounts                  $226,000      $166,000     $202,000    $190,000
Allowance for inventory
    obsolescence            1,350,000       477,000      171,000   1,656,000
Allowance for warranties      707,000       829,000      603,000     933,000
                       		    ---------     ---------      -------   ---------
			                        $2,283,000    $1,472,000     $976,000  $2,779,000
			                         =========     =========      =======   =========

Year ended March 31, 1999
-------------------------
Allowance for doubtful
  accounts                   $190,000       $63,000      $66,000    $187,000
Allowance for inventory
  obsolescence              1,656,000       432,000      708,000   1,380,000
Allowance for warranties      933,000       810,000      890,000     853,000
                      			    ---------     ---------    ---------   ---------
			                        $2,779,000    $1,305,000   $1,664,000  $2,420,000
			                         =========     =========    =========   =========

Year ended March 31, 2000
-------------------------
Allowance for doubtful
  accounts                   $187,000      $(22,000)     $56,000    $109,000
Allowance for inventory
   obsolescence             1,380,000       340,000      193,000   1,527,000
Allowance for warranties      853,000     1,233,000    1,001,000   1,085,000
                     			    ---------     ---------    ---------   ---------
			                        $2,420,000    $1,551,000   $1,250,000  $2,721,000
			                         =========     =========    =========   =========
