Form 10-Q
period 2000-06-30
DATRON SYSTEMS INC/DE
filed 2000-07-31
CIK 27116

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended      June 30, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the transition period from         to

Commission File Number:             0-7445

                   DATRON SYSTEMS INCORPORATED
       (Exact name of registrant as specified in its charter)

      Delaware                         95-2582922
(State or other jurisdiction of        (I.R.S. Employer
Identification No.) incorporation or organization)


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

  As of July 21, 2000, the Registrant had only one class of common stock, par value $0.01, of which there were 2,730,199 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      DATRON SYSTEMS INCORPORATED
                CONSOLIDATED BALANCE SHEETS (In thousands)


                                                June 30,
                                                  2000    March 31,
                                             (Unaudited)    2000
                                              ---------   --------
ASSETS
Current assets:
    Cash and cash equivalents                    $7,278   $12,183
    Accounts receivable, net                     11,340    12,658
    Inventories                                  11,705    11,626
    Deferred income taxes                         2,603     2,603
    Prepaid expenses and other current assets       589       343
                                                 ------    ------
        Total current assets                     33,515    39,413
Property, plant and equipment, net                9,141     9,427
Goodwill, net                                     5,186     5,237
Other assets                                        419       320
                                                -------   -------
        Total assets                            $48,261   $54,397
                                                =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $2,353    $2,921
    Accrued expenses                              6,155     9,632
    Customer advances                               615     1,408
    Income taxes payable                            371     1,433
    Current portion of long-term debt                91        90
                                                  -----    ------
        Total current liabilities                 9,585    15,484
Long-term debt                                    3,056     3,080
Deferred income taxes                             1,614     1,614
Deferred rent                                       118       103
                                                 ------    ------
        Total liabilities                        14,373    20,281
                                                 ------    ------
Stockholders' equity:
    Preferred stock -- par value $0.01;
      authorized  2,000,000 shares, none
      issued or outstanding                        ---       ---
    Common stock -- par value $0.01;
      authorized 10,000,000 shares,
      3,106,881 and 3,098,943 shares
      issued in June and March,
      respectively                                  31        31
    Additional paid-in capital                  10,963    10,904
    Retained earnings                           25,133    25,460
    Treasury stock, at cost; 376,682 and
      387,303 shares in June and March,
      respectively                              (2,075)   (2,115)
    Stock option plan and stock purchase
      plan notes receivable                       (164)     (164)
                                                 ------   ------
        Total stockholders' equity               33,888   34,116
                                                 ------   ------
        Total liabilities and stockholders'
           equity                               $48,261  $54,397
                                                 ======   ======
See notes to consolidated financial statements.

                     DATRON SYSTEMS INCORPORATED
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (In thousands, except per share amounts)

                                           Three Months Ended
                                                 June 30,
                                             2000     1999
                                           -------   -------
Net sales                                  $13,354   $13,523
Cost of sales                                9,946     9,638
                                            ------    ------
Gross profit                                 3,408     3,885

Selling, general and administrative          2,996     2,807
Research and development                     1,023       996
                                            ------    ------
Operating income (loss)                       (611)       82

Interest expense                              (53)       (55)
Interest income                               130         69
Other expense                                  (8)        (9)
                                            -----      -----
Income (loss) before income taxes            (542)        87

Income taxes (benefit)                       (215)        35
                                            -----      -----
Net income (loss)                           ($327)       $52
                                            =====      =====
Earnings (loss) per common share--basic    ($0.12)     $0.02
                                            =====      =====
Weighted average number of
    common shares outstanding               2,721      2,696
                                            =====      =====
Earnings (loss) per common share--diluted  ($0.12)     $0.02
                                            =====      =====
Weighted average number of
    common and common equivalent
    shares outstanding                      2,721      2,701
                                            =====      =====
See notes to consolidated financial statements.

                 DATRON SYSTEMS INCORPORATED
         CONSOLIDATED STATEMENTS OF CASHFLOWS (Unaudited)
                       (In thousands)

                                                    Three Months Ended
                                                          June 30
                                                       2000      1999
                                                     ------    ------
Cash Flows from Operating Activities
Net income (loss)                                     ($327)      $52
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                   482       535
        Changes in operating assets and liabilities:
            Accounts receivable                       1,318    (1,237)
            Inventories                                 (79)     (248)
            Prepaid expenses and other assets          (347)      314
            Accounts payable and accrued expenses    (4,045)   (1,693)
            Customer advances                          (793)    l,210
            Income taxes payable                     (1,062)       35
            Deferred rent                                15        58
        Other                                            14        13
                                                      -----      ----
Net cash used in operating activities                (4,824)     (961)
                                                      -----      ----
Cash Flows from Investing Activities
Additions to property, plant and equipment             (154)     (410)
Proceeds from sales of property, plant and equipment    ---       384
                                                        ---       ---
Net cash used in investing activities                  (154)      (26)
                                                        ---       ---
Cash Flows from Financing Activities
Repayments of long-term debt                            (23)      (21)
Stock options exercised                                  39       ---
Issuance of common stock                                 57        36
                                                       ----      ----
Net cash provided by financing activities                73        15
                                                       ----      ----

Decrease in cash and cash equivalents                (4,905)     (972)
Cash and cash equivalents at beginning of period     12,183     5,548
                                                     ------     -----
Cash and cash equivalents at end of period           $7,278    $4,576
                                                     ======     =====
See notes to consolidated financial statements.

                  Datron Systems Incorporated
      Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation
    ---------------------
The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 2000 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 2000 has been derived from audited financial statements.


2.  Earnings (Loss) per Share
    -------------------------
Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans when such amounts are dilutive. Options to purchase 433,150 shares of common stock at prices ranging from $5.10 to $15.73 were not included in the computation of diluted EPS at June 30, 2000 because the effect of such options would be anti-dilutive. Such options expire at various dates from September 19, 2000 to May 16, 2010. At June 30, 1999, options to purchase 225,000 shares of common stock at prices ranging from $7.23 to $15.73 were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive.


3.  Accounts Receivable
    -------------------
At June 30, 2000 and March 31, 2000, accounts receivable were as follows:

                                             June 30,          March 31,
                                               2000               2000
                                           -----------        -----------
     Billed                                $ 7,231,000        $ 9,108,000
     Unbilled                                4,229,000          3,659,000
                                            ----------         ----------
     Subtotal                               11,460,000         12,767,000
     Allowance for doubtful accounts          (120,000)          (109,000)
                                            ----------         ----------
     Total                                 $11,340,000        $12,658,000
                                            ==========         ==========

4.  Inventories
    -----------
At  June  30,  2000  and  March 31, 2000,   inventories  were  as
follows:

                                              June 30,         March 31,
                                                2000             2000
                                             ----------        ----------
     Raw materials                          $ 7,410,000       $ 7,587,000
     Work-in-process                          2,824,000         2,233,000
     Finished goods                           1,471,000         1,806,000
                                             ----------        ----------
     Total                                  $11,705,000       $11,626,000
                                             ==========        ==========

Inventories are presented net of allowances for obsolescence of $1,480,000 and $1,572,000 at June 30, 2000 and March 31, 2000,
respectively.

5.  Property, Plant and Equipment
    -----------------------------
At June 30, 2000 and March 31, 2000, property, plant and equipment was as follows:

                                                June 30,       March 31,
                                                  2000            2000
                                             -----------       ----------
     Land and buildings                     $  8,902,000      $ 8,901,000
     Machinery and equipment                  15,370,000       15,298,000
     Furniture and office equipment            1,542,000        1,548,000
     Leasehold improvements                      748,000          726,000
     Construction-in-process                      19,000             ---
                                              ----------       ----------
     Subtotal                                 26,581,000       26,473,000
     Accumulated depreciation and
        amortization                         (17,440,000)     (17,046,000)
                                             -----------       ----------
     Total                                  $  9,141,000      $ 9,427,000
                                             ===========       ==========

6.  Segment Information
    -------------------
Segment information was as follows for the periods shown:

                                                Three Months Ended
                                                      June 30,
                                                2000             1999
                                             ----------       -----------
     Net sales:
       Antenna and Imaging Systems          $ 9,848,000       $ 9,862,000
       Communication Products                 3,506,000         3,661,000
                                            -----------       -----------
       Consolidated net sales               $13,354,000       $13,523,000
                                            ===========       ===========
     Operating income (loss):
       Antenna and Imaging Systems           $  206,000        $  850,000
       Communication Products                  (464,000)         (438,000)
       General corporate expenses              (353,000)         (330,000)
                                             ----------         ---------
       Consolidated operating income (loss)    (611,000)           82,000
     Interest income, net                        77,000            14,000
     Other expense                               (8,000)           (9,000)
                                              ---------         ---------
     Income (loss) before income taxes        $(542,000)       $   87,000
                                              =========         =========

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, changes in or unavailability of products and services offered by satellite service providers and their related suppliers, worldwide economic downturns and currency devaluations, restrictions imposed by the U.S. government on the export of Company products, and the impact of competition. Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations
---------------------
Net loss for the first quarter of fiscal 2001 was $327,000, or $0.12 per diluted share, compared with net income of $52,000, or $0.02 per diluted share, in the first quarter of fiscal 2000.
Net sales in the first quarter of fiscal 2001 were $13,354,000, a 1% decrease from first quarter sales last fiscal year of $13,523,000. The decline from net income to a net loss was primarily due to lower gross margins in the recent quarter.

Operating results for each business segment were as follows:

Antenna and Imaging Systems

                               Three Months Ended
                                    June 30,
                                 2000       1999
                            ----------   ----------

Net sales                   $9,848,000   $9,862,000
                            ==========   ==========
Gross profit                $2,540,000   $2,863,000
                            ==========   ==========
Operating income              $206,000     $850,000
                            ==========   ==========

Sales of Antenna and Imaging Systems products in the first quarter of fiscal 2001 were essentially flat compared with the first quarter of fiscal 2000. Higher sales of tracking antenna systems for military and commercial customers and higher sales of DBS antenna products were partially offset by lower sales of remote sensing satellite earth stations.

Gross profit percentage on sales of Antenna and Imaging Systems products was 25.8% in the first quarter of fiscal 2001 compared with 29.0% in the first quarter last fiscal year. The decrease was primarily due to a less favorable product mix.

Operating income percentage from sales of Antenna and Imaging Systems products was 2.1% in the first quarter of fiscal 2001 compared with 8.6% in the first quarter last fiscal year. The decrease resulted primarily from lower gross profits and higher selling and new product development expenses.

Communication Products

                               Three Months Ended
                                    June 30,
                                 2000      1999
                             ----------   ----------
Net sales                    $3,506,000   $3,661,000
                             ==========   ==========
Gross profit                   $868,000   $1,022,000
                             ==========   ==========
Operating loss                ($464,000)   ($438,000)
                             ==========   ==========

Sales of Communication Products decreased 4% in the first quarter of fiscal 2001 compared with the first quarter of fiscal 2000. The decrease in sales was due to a lower order backlog at March 31, 2000 than at March 31, 1999. Order bookings of radio products in the first quarter of fiscal 2001 were strong, and the Company expects sales of those products to improve in the second and third quarters of fiscal 2001.

Gross profit percentage on sales of Communication Products was 24.8% in the first quarter of fiscal 2001 compared with 27.9% in the first quarter last fiscal year. The decrease was primarily due to a less favorable product mix and to production inefficiencies.

Operating loss percentage from sales of Communication Products was 13.2% in the first quarter of fiscal 2001 compared with an operating loss percentage of 12.0% in the first quarter last fiscal year. The increase resulted primarily from lower gross profits, partially offset by lower new product development and administrative expenses.

Consolidated expenses

Selling, general and administrative expenses were $2,996,000 in the first quarter of fiscal 2001, a 7% increase compared with first quarter of fiscal 2000 expenses of $2,807,000. The increase was primarily due to higher selling and adminstrative expenses at the Antenna and Imaging Systems business segment, partially offset by lower administrative expenses at the Communication Products business segment.

Research and development expenses were $1,023,000 in the first quarter of fiscal 2001 compared with $996,000 in the first quarter last fiscal year. The 3% increase was primarily due to programs to improve mobile DBS antenna products.

Order backlog at June 30

                                    2000        1999
                                -----------    -----------
Antenna and Imaging Systems     $19,361,000    $21,758,000
Communication Products            7,609,000      2,033,000
                                -----------    -----------
Total                           $26,970,000    $23,791,000
                                ===========    ===========

The 11% decrease in Antenna and Imaging Systems backlog at June
30, 2000 compared with June 30, 1999 resulted primarily from lower order bookings of remote sensing satellite earth stations in the recent quarter.

The 274% increase in Communication Products backlog at June 30, 2000 compared with June 30, 1999 was due to receipt of an $8 million order for tactical radios near the end of the recent quarter. The Company expects the improved backlog of Communication Products will result in smoother production flow and manufacturing efficiencies during the next two quarters.

Liquidity and Capital Resources
-------------------------------
At June 30, 2000, working capital was $23,930,000, essentially unchanged compared with $23,929,000 at March 31, 2000. Major changes affecting working capital during this period were as follows: accounts receivable decreased $1,318,000 primarily due to low sales during the recent quarter; inventories increased $79,000; accounts payable and accrued expenses decreased $4,045,000 primarily due to payment of expenses associated with a large sale of radio products in the previous quarter; customer advances decreased $793,000; and income taxes payable decreased $1,062,000. The Company's cash position at June 30, 2000 was $7,278,000 compared with $12,183,000 at March 31, 2000, a decrease of 40%. At June 30, 2000, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $154,000 in the first quarter of fiscal 2001 compared with $410,000 in the first quarter last fiscal year. Although capital expenditures in the first quarter of fiscal 2001 were lower than in the first quarter of fiscal 2000, the Company anticipates total capital expenditures in fiscal 2001 will be greater than the fiscal 2000 total of $1,289,000 due to anticipated tooling requirements for new products.

At June 30, 2000, the Company had a $13,000,000 revolving line of credit with a bank. The line may be used for the issuance of letters of credit and for direct working capital advances, of which $2,000,000 is restricted to working capital and letters of credit required to finance non-military international business. That portion of the line of credit expires on April 1, 2001 and is subject to a borrowing base formula. The remaining $11,000,000 credit facility expires on April 1, 2002 and is not subject to a borrowing base formula. At June 30, 2000, there were no borrowings under the line of credit and the bank had issued letters of credit against the line totaling $3,809,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 was subsequently amended in June 2000 and becomes effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on the Company's current revenue recognition policies, the Company does not believe the adoption of SAB No. 101, as amended, will have a material affect on the Company's consolidated financial position or its results of operations.

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

Item 3. Legal Proceedings.
-------------------------
In August 1992, Trans World Communications, Inc. ("Trans World"), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation ("ATACS") and AIRTACS Corporation ("AIRTACS") relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In rulings on May 28, 1997 and September 3, 1997, the court found Trans World in breach of a teaming agreement and awarded ATACS and AIRTACS one dollar ($1.00) in damages. On September 8, 1998, the appeal court affirmed the district court's decision except as to the award of nominal damages, and remanded the matter to the district court for further hearing on damages. On June 14, 2000, the district court issued an order awarding ATACS and AIRTACS damages of $30,075.01 including prejudgment interest. On July 12, 2000, ATACS and AIRTACS appealed the district court's judgment to the U.S. Court of Appeals. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

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

                                DATRON SYSTEMS INCORPORATED

Date:  July 28, 2000            By: /s/William L. Stephan
                                     William L. Stephan
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)