Form 10-Q
period 2000-09-30
DATRON SYSTEMS INC/DE
filed 2000-10-30
CIK 27116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended      September 30, 2000


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

      As of October 23, 2000, the Registrant had only one class of common stock, par value $0.01, of which there were 2,736,499 shares outstanding.

                 PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   DATRON SYSTEMS INCORPORATED
           CONSOLIDATED BALANCE SHEETS (In Thousands)

                                            September 30,
                                               2000         March 31,
                                            (Unaudited)       2000
                                            -----------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                  $2,828       $12,183
    Accounts receivable, net                   18,732        12,658
    Inventories                                11,774        11,626
    Deferred income taxes                       2,603         2,603
    Prepaid expenses and other current assets     313           343
                                               ------        ------
        Total current assets                   36,250        39,413
Property, plant and equipment, net              8,835         9,427
Goodwill, net                                   5,135         5,237
Other assets                                      555           320
                                               ------        ------
        Total assets                          $50,775       $54,397
                                              =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                           $2,015        $2,921
    Accrued expenses                            8,333         9,632
    Customer advances                             860         1,408
    Income taxes payable                          385         1,433
    Current portion of long-term debt              93            90
                                               ------        ------
        Total current liabilities              11,686        15,484
Long-term debt                                  3,033         3,080
Deferred income taxes                           1,614         1,614
Deferred rent                                     133           103
                                               ------        ------
        Total liabilities                      16,466        20,281
                                               ------        ------
Stockholders' equity:
    Preferred stock -- par value $0.01;
      authorized 2,000,000 shares,
      none issued or outstanding                  ---           ---
    Common stock -- par value $0.01;
      authorized 10,000,000 shares,
      3,106,881 and 3,098,943 shares
      issued in September and March,
      respectively                                 31            31
    Additional paid-in capital                 10,960        10,904
    Retained earnings                          25,506        25,460
    Treasury stock, at cost; 370,382 and
      387,303 shares in September and
      March, respectively                      (2,024)       (2,115)
    Stock option plan and stock purchase
      plan notes receivable                      (164)         (164)
                                               ------        ------
        Total stockholders' equity             34,309        34,116
                                               ------        ------
        Total liabilities and stockholders'
          equity                              $50,775       $54,397
                                               ======        ======
See notes to consolidated financial statements.

                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (In thousands, except per-share amounts)

                                     Three Months Ended    Six Months Ended
                                        September 30,        September 30,
                                       2000      1999         2000     1999
                                    -------    -------     -------   -------

Net sales                           $14,616    $14,130     $27,970   $27,653
Cost of sales                         9,894     10,412      19,840    20,050
                                    -------    -------     -------    ------
Gross profit                          4,722      3,718       8,130     7,603

Selling, general and administrative   3,007      2,796       6,003     5,603
Research and development              1,174        962       2,197     1,958
                                    -------     ------      ------    ------
Operating income (loss)                 541        (40)        (70)       42

Interest expense                        (54)       (54)       (107)     (109)
Interest income                          87         51         217       120
Other income                             45      1,042          37     1,033
                                     ------     ------      ------    ------
Income before income taxes              619        999          77     1,086

Income taxes                            246        396          31       431
                                     ------     ------      ------     -----

Net income                             $373       $603         $46      $655
                                     ======     ======      ======    ======

Earnings per common share--basic      $0.14      $0.22       $0.02     $0.24
                                     ======     ======      ======    ======
Weighted average number of
    common shares outstanding         2,733      2,701       2,727     2,699
                                     ======     ======      ======    ======

Earnings per common share--diluted    $0.13      $0.22       $0.02     $0.24
                                     ======     ======      ======    ======
Weighted average number of
    common and common equivalent
    shares outstanding                2,808      2,709       2,765     2,705
                                     ======     ======      ======    ======

See notes to consolidated financial statements.

                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                     Six Months Ended
                                                       September 30,
                                                     2000        1999
                                                   ------       -----
Cash Flows from Operating Activities
Net income                                            $46         $655
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                      947        1,011
   Changes in operating assets
     and liabilities:
     Accounts receivable                           (6,074)        (263)
     Inventories                                     (148)        (932)
     Prepaid expenses and other assets               (205)         377
     Accounts payable and accrued expenses         (2,205)      (1,057)
     Customer advances                               (548)        (492)
     Income taxes payable                          (1,048)         410
     Deferred rent                                     30           73
   Other                                               16           31
                                                   ------        -----
Net cash used in operating activities              (9,189)        (187)
                                                   ------        -----

Cash Flows from Investing Activities
Additions to property, plant and equipment           (264)        (737)
Proceeds from sales of property, plant and
  equipment                                           ---          384
                                                    ------       ------
Net cash used in investing activities                (264)        (353)
                                                    ------       ------

Cash Flows from Financing Activities
Repayments of long-term debt                          (44)         (42)
Stock options exercised                                85          ---
Issuance of common stock                               57           36
                                                     -----       ------
Net cash provided by (used in) financing
  activities                                           98           (6)
                                                     -----        -----

Decrease in cash and cash equivalents              (9,355)        (546)
Cash and cash equivalents at beginning
  of period                                        12,183        5,548
                                                   ------       ------
Cash and cash equivalents at end of period         $2,828       $5,002
                                                   ======       ======
See notes to consolidated financials statements.

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

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at September 30, 2000 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 2000 has been derived from audited financial statements.

2.   Earnings per Share

Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans when such amounts are dilutive. Options to purchase 85,500 shares of common stock at prices ranging from $12.75 to $15.73 were not included in the computation of diluted EPS at September 30, 2000 because the effect of such options would be anti-dilutive. Such options expire at various dates from November 10, 2005 to February 22, 2010. At September 30, 1999, options to purchase 232,000 shares of common stock at prices ranging from $7.00 to $15.73 were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive.

3.   Accounts Receivable

At September 30, 2000 and March 31, 2000, accounts receivable were as follows:

                            September 30,    March 31,
                                2000           2000
                             -----------   -----------
     Billed                  $13,482,000   $ 9,108,000
     Unbilled                  5,360,000     3,659,000
                             -----------   -----------
     Subtotal                 18,842,000    12,767,000
     Allowance for doubtful
       accounts                 (110,000)     (109,000)
                             -----------   -----------
     Total                   $18,732,000   $12,658,000
                             ===========   ===========

4.   Inventories

At   September 30, 2000 and March 31, 2000,  inventories were  as follows:

                               September 30,     March 31,
                                   2000            2000
                               -----------     -----------
     Raw materials             $ 7,298,000     $ 7,587,000
     Work-in-process             2,983,000       2,233,000
     Finished goods              1,493,000       1,806,000
                               -----------     -----------
     Total                     $11,774,000     $11,626,000
                               ===========     ===========

Inventories are presented net of allowances for obsolescence of $1,505,000 and $1,572,000 at September 30, 2000 and March 31,
2000, respectively.

5.   Property, Plant and Equipment

At September 30, 2000 and March 31, 2000, property, plant and equipment was as follows:

                                   September 30,     March 31,
                                       2000             2000
                                    -----------    -----------
     Land and buildings             $ 8,914,000    $ 8,901,000
     Machinery and equipment         15,402,000     15,298,000
     Furniture and office
       equipment                      1,548,000      1,548,000
     Leasehold improvements             748,000        726,000
     Construction-in-process             53,000            ---
                                    -----------    -----------
     Subtotal                        26,665,000     26,473,000
     Accumulated depreciation
       and amortization             (17,830,000)   (17,046,000)
                                    -----------    -----------
     Total                          $ 8,835,000    $ 9,427,000
                                    ===========    ===========

6.   Segment Information

Segment information was as follows for the periods shown:

                           Three Months Ended           Six Months Ended
                                September 30,              September 30,
                              2000         1999          2000        1999
                           -----------  -----------  -----------  -----------
Net sales:
  Antenna and Imaging
    Systems                $ 9,019,000  $ 9,856,000  $18,867,000  $19,718,000
  Communication Products     5,597,000    4,274,000    9,103,000    7,935,000
                           -----------  -----------  -----------  -----------
  Consolidated net sales   $14,616,000  $14,130,000  $27,970,000  $27,653,000
                           ===========  ===========  ===========  ===========

Operating income (loss):
  Antenna and Imaging
    Systems                $   253,000  $   405,000  $   459,000  $ 1,255,000
  Communication Products       693,000     (109,000)     229,000     (547,000)
  General corporate
    expenses                  (405,000)    (336,000)    (758,000)    (666,000)
                            ----------   ----------   ----------   ----------
  Consolidated operating
    income (loss)              541,000      (40,000)     (70,000)      42,000
Interest income (expense),
    net                         33,000       (3,000)     110,000       11,000
Other income                    45,000    1,042,000       37,000    1,033,000
                            ----------   ----------    ---------   ----------
Income before income taxes    $619,000     $999,000      $77,000   $1,086,000
                            ==========   ==========    =========   ==========

7.   Commitments and Contingencies

In connection with a Defense Contract Audit Agency (DCAA) audit of a $9.6 million U.S. Navy contract completed in 1989, DCAA has submitted a report to the Contracting Officer alleging deficiencies in the information provided to the Navy at the time the contract was negotiated and recommending a reduction in the contract value. During the second quarter ended September 30, 2000, the Company reached a settlement agreement with the Contracting Officer and refunded a portion of the contract value plus accrued interest using amounts previously reserved. Resolution of this matter did not have a material affect on the consolidated financial position of the Company or its results of operations.


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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, changes in or unavailability of products and services offered by satellite service providers and their related suppliers, worldwide economic downturns and currency devaluations, restrictions that may be imposed by the U.S. government on the export of Company products, and the impact of competition. Investors are referred to the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations

Net income for the second quarter of fiscal 2001 was $373,000, or $0.13 per diluted share, compared with net income of $603,000, or $0.22 per diluted share, in the second quarter of fiscal 2000. Net sales in the second quarter of fiscal 2001 were $14,616,000, a 3% increase from second quarter net sales last fiscal year of $14,130,000. The increase in sales was primarily due to an increase in sales of Communication Products, partially offset by a decrease in sales of Antenna and Imaging Systems products. The lower net income was primarily due to the absence of a $1.1 million ($0.6 million, or $0.23 per diluted share, after tax) license fee the Company received in the second quarter last fiscal year for the manufacturing rights to its airborne DBS antenna for business jets.

Net income for the six months ended September 30, 2000 was $46,000, or $0.02 per diluted share, compared with net income of $655,000, or $0.24 per diluted share, for the comparable period last fiscal year. Net sales for the six months were $27,970,000, a 1% increase from net sales of $27,653,000 for the first six months last fiscal year. The increase in sales was primarily due to an increase in sales of Communication Products, partially offset by a decrease in sales of Antenna and Imaging Systems products. The decline in net income was primarily due to the absence of the license fee mentioned above and higher operating expenses during the current period.

Operating results for each business segment were as follows:

Antenna and Imaging Systems

                   Three Months Ended            Six Months Ended
                      September 30,               September 30,
                    2000         1999           2000           1999
                  ----------   ----------    -----------    -----------
Net sales         $9,019,000   $9,856,000    $18,867,000    $19,718,000
                  ==========   ==========    ===========    ===========
Gross profit      $2,587,000   $2,431,000     $5,127,000     $5,294,000
                  ==========   ==========    ===========    ===========
Operating income    $253,000     $405,000       $459,000     $1,255,000
                  ==========   ==========    ===========    ===========

Sales of Antenna and Imaging Systems products decreased 8% in the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000. The decrease was primarily due to lower sales of remote sensing satellite earth stations, partially offset by higher sales of military antenna systems and DBS antenna products. Sales in the first six months of fiscal 2001 were 4% lower than in the first six months of fiscal 2000. Lower sales of remote sensing satellite earth stations were partially offset by higher sales of military antenna systems and DBS antenna products.

Gross profit percentage on sales of Antenna and Imaging Systems products was 28.7% in the second quarter of fiscal 2001 compared with 24.7% in the second quarter last fiscal year. The increase was primarily due to higher margins on DBS antenna products. Gross profit percentage for the first six months of fiscal 2001 was 27.2% of sales compared with 26.8% of sales for the first six months of fiscal 2000. The increase was primarily due to higher margins on DBS antenna products.

Operating income percentage on sales of Antenna and Imaging Systems products was 2.8% in the second quarter of fiscal 2001 compared with 4.1% in the second quarter last fiscal year. The decrease was primarily due to higher R&D expenditures on DBS antenna products. Operating income percentage for the first six months of fiscal 2001 was 2.4% of sales compared with 6.4% of sales for the first six months of fiscal 2000. The decline was primarily due to higher R&D expenditures on DBS antenna products and higher administrative expenses.

Communication Products

                     Three Months Ended         Six Months Ended
                        September 30,             September 30,
                     2000         1999           2000         1999
                  ----------   ----------     ----------   ----------
Net sales         $5,597,000   $4,274,000     $9,103,000   $7,935,000
                  ==========   ==========     ==========   ==========
Gross profit      $2,135,000   $1,287,000     $3,003,000   $2,309,000
                  ==========   ==========     ==========   ==========
Operating
  income (loss)     $693,000    $(109,000)      $229,000    ($547,000)
                  ==========   ==========     ==========   ===========

Sales of Communication Products Increased 31% in the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000. The increase was due to an $8 million order received in the first quarter, approximately half of which was shipped during the second quarter. Sales in the first six months of fiscal 2001 were 15% higher than in the first six months of fiscal 2000 due to shipments against the $8 million order.

Gross profit percentage on sales of Communication Products was 38.1% in the second quarter of fiscal 2001 compared with 30.1% in the second quarter last fiscal year. The increase was due to manufacturing efficiencies related to a higher level of sales and to a more favorable product mix. Gross profit percentage for the first six months of fiscal 2001 was 33.0% of sales compared with 29.1% of sales for the first six months of fiscal 2000. The increase was due to manufacturing efficiencies related to a higher level of sales and the absence of move related expenses associated with this business segment's relocation to Vista, California incurred in fiscal 2000.

Operating profit percentage on sales of Communication Products was 12.4% in the second quarter of fiscal 2001 compared with an operating loss percentage of 2.6% in the second quarter last fiscal year. The improvement from an operating loss percentage to an operating income percentage was primarily due to higher gross profits on the higher sales. Operating profit percentage for the first six months of fiscal 2001 was 2.5% of sales compared with an operating loss percentage of 6.9% of sales for the first six months of fiscal 2000. The improvement from an operating loss percentage to an operating income percentage was primarily due to higher gross profits on the higher sales.

Consolidated expenses

Selling, general and administrative expenses were $3,007,000 in the second quarter of fiscal 2001, an 8% increase compared with second quarter of fiscal 2000 expenses of $2,796,000. The increase was primarily due to higher administrative expenses at both business segments. Selling, general and administrative expenses for the first six months of fiscal 2001 were $6,003,000, a 7% increase compared with first six months of fiscal 2000 expenses of $5,603,000. The increase was primarily due to higher selling and administrative expenses at the Antenna and Imaging Systems business segment.

Research and development ("R&D") expenses were $1,174,000 in the second quarter of fiscal 2001 compared with $962,000 in the second quarter last fiscal year. The 22% increase was due to higher spending on development programs to improve land and sea mobile DBS products. R&D expenses in the first six months of fiscal 2001 were $2,197,000, a 12% increase compared with first six months of fiscal 2000 expenses of $1,958,000. The increase was due to higher spending on development programs to improve land and sea mobile DBS products, partially offset by lower spending on development of new radio products.

Order backlog at September 30

                                       2000          1999
                                   -----------   -----------
Antenna and Imaging Systems        $19,324,000   $20,809,000
Communication Products               3,385,000     2,100,000
                                   -----------   -----------
Total                              $22,709,000   $22,909,000
                                   ===========   ===========

The 7% decrease in Antenna and Imaging Systems backlog at September 30, 2000 compared with September 30, 1999 was primarily due to lower bookings of remote sensing satellite earth stations.

The 61% increase in Communication Products backlog at September 30, 2000 compared with September 30, 1999 was primarily due to receipt of an $8 million order for tactical radios in the first quarter, a portion of which was shipped during the first and second quarters.

Liquidity and Capital Resources

At September 30, 2000, working capital was $24,564,000 compared with $23,929,000 at March 31, 2000, an increase of $635,000 or
3%. Major changes affecting working capital during this period were the following: accounts receivable increased $6,074,000 primarily due to strong September sales of Communication Products; inventories increased $148,000; accounts payable and accrued expenses decreased $2,205,000 primarily due to current year payment of expenses associated with a large sale of Communication Products in the fourth quarter of the previous fiscal year; customer advances decreased $548,000; and income taxes payable decreased $1,048,000. The Company's cash position at September 30, 2000 was $2,828,000 compared with $12,183,000 at March 31, 2000, a 77% decrease. At September 30, 2000, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $264,000 during the first six months of fiscal 2001 compared with $737,000 in the first six months last fiscal year. Although capital expenditures in the first six months of fiscal 2001 were lower than in the first six months of fiscal 2000, the Company anticipates total capital expenditures in fiscal 2001 will be comparable to the fiscal 2000 total of $1,289,000 due to anticipated tooling requirements for new products in the second half of the fiscal year.

At September 30, 2000, the Company had a $13,000,000 revolving line of credit with a bank. The line may be used for the issuance of letters of credit and for direct working capital advances, of which $2,000,000 is restricted to working capital and letters of credit required to finance non-military international business. That portion of the line of credit expires on April 1, 2001 and is subject to a borrowing base formula. The remaining $11,000,000 facility expires on April 1, 2002. At September 30, 2000, there were no borrowings under the line and the bank had issued letters of credit against the line totaling $4,239,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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

Item 3.   Legal Proceedings.

In February 2000, Datron/Transco Inc. ("D/T"), a wholly owned subsidiary of the Company, was named as defendant in a lawsuit filed by KVH Industries, Inc. ("KVH"). KVH alleged that D/T breached a 1999 Settlement Agreement and, through its DBS-4500 system, had infringed a KVH patent. On July 31, 2000, D/T and KVH agreed to terminate the litigation between them. Based on new information since the suit was filed, KVH determined that D/T's DBS-4500 does not infringe the KVH patent and that D/T was not in violation of the 1999 Settlement Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders.

On August 4, 2000, the Company held its annual meeting of stockholders, proxies for which were solicited pursuant to Regulation 14a under the Act. Six directors were to be elected to serve until the next annual meeting. The six existing directors who were standing for re-election were elected.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on August 30, 2000 announcing the adoption by the Board of Directors of a Stockholders Rights Plan..

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DATRON SYSTEMS INCORPORATED

Date:  October 30, 2000        By:   /s/William L. Stephan
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)