Form 10-Q
period 2000-12-31
DATRON SYSTEMS INC/DE
filed 2001-01-30
CIK 27116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended    December 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from         to

Commission File Number:                 0-7445

DATRON SYSTEMS INCORPORATED
(Exact name of registrant as specified in its charter)

      Delaware                             95-2582922
(State or other jurisdiction         (I.R.S. Employer Identification
 of incorporation or organization)    No.)


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

     As of January 24, 2001, the Registrant had outstanding only one class of common stock, par value $0.01, of which there were 2,753,385 shares outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        DATRON SYSTEMS INCORPORATED
               CONSOLIDATED BALANCE SHEETS (In thousands)

                                      December 31,
                                          2000      March 31,
                                      (unaudited)     2000                                  (Unaudited)      2000
ASSETS
Current assets:
    Cash and cash equivalents            $5,951      $12,183
    Accounts receivable, net             21,023       12,658
    Inventories                          11,817       11,626
    Deferred income taxes                 2,640        2,603
    Prepaid expenses and other
     current assets                         222          343
        Total current assets             41,653       39,413
Property, plant and equipment, net        8,857        9,427
Goodwill, net                             5,083        5,237
Other assets                                762          320

        Total assets                    $56,355      $54,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                     $3,421       $2,921
    Accrued expenses                     10,512        9,632
    Customer advances                       621        1,408
    Income taxes payable                  1,188        1,433
    Current portion of long-term debt        94           90
        Total current liabilities        15,836       15,484
Long-term debt                            3,008        3,080
Deferred income taxes                     1,614        1,614
Deferred rent                               139          103
        Total liabilities                20,597       20,281

Stockholders' equity:
    Preferred stock -- par value $0.01;
      Authorized 2,000,000 shares,
      none issued or outstanding           ---           ---
    Common stock -- par value $0.01;
      Authorized 10,000,000 shares,
      3,116,292 and 3,098,943 shares
      issued in December and March,
      respectively                          31            31
    Additional paid-in capital          11,040        10,904
    Retained earnings                   26,875        25,460
    Treasury stock, at cost;
      370,382 and 387,303 shares
      in December and March,
      respectively                      (2,024)       (2,115)
    Stock option plan and stock
      purchase plan notes
      receivable                          (164)         (164)
        Total stockholders' equity      35,758        34,116

        Total liabilities and
          stockholders' equity         $56,355       $54,397

See notes to consolidated financial statements.

                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           (In thousands, except per-share amounts)


                              Three Months Ended    Nine Months Ended
                                 December 31,         December 31,
                                2000    1999        2000      1999
Net sales                     $13,070  $12,729    $41,040    $40,382
Cost of sales                   9,669    9,272     29,509     29,322
Gross profit                    3,401    3,457     11,531     11,060

Selling, general and
   administrative               3,082    2,956      9,085      8,559
Research and development        1,019      963      3,216      2,921
Gain on sale of product line   (2,801)     ---     (2,801)      ---
Operating income (loss)         2,101     (462)     2,031       (420)

Interest expense                  (52)     (55)      (159)      (164)
Interest income                    84       37        301        157
Other income                       20      ---         57      1,033
Income (loss) before income
  taxes                         2,153     (480)     2,230        606

Income taxes (benefit)            784     (189)       815        242

Net income (loss)              $1,369    ($291)    $1,415       $364

Earnings (loss) per common
  share--basic                  $0.50   ($0.11)     $0.52      $0.13
Weighted average number of
    common shares outstanding   2,740    2,704      2,731      2,700

Earnings (loss) per common
  share--diluted                $0.49   ($0.11)     $0.51      $0.13
Weighted average number of
    common and common
    equivalent shares
    outstanding                 2,815    2,704      2,781      2,704

See notes to consolidated financial statements.


                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                Nine Months Ended
                                                   December 31,
                                                 2000       1999
Cash Flows from Operating Activities
Net income                                      $1,415      $364
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                 1,402     1,434
   Gain on sale of product line                 (2,801)      ---
   Changes in operating assets and liabilities:
     Accounts receivable                        (8,641)     (835)
     Inventories                                  (741)   (2,985)
     Deferred income taxes                         (37)      ---
     Prepaid expenses and other assets            (323)      453
     Accounts payable and accrued expenses       1,126      (840)
     Customer advances                            (787)   (1,071)
     Income taxes payable                         (245)       93
     Deferred rent                                  36        88
   Other                                            27        36
Net cash used in operating activities           (9,569)   (3,263)

Cash Flows from Investing Activities
Additions to property, plant and equipment        (706)     (922)
Proceeds from sales of property, plant
  and equipment                                     11       384
Proceeds from sale of product line                3,881       ---
Net cash provided by (used in)
  investing activities                           3,186      (538)

Cash Flows from Financing Activities
Repayments of long-term debt                       (68)      (63)
Stock options exercised                             85       ---
Issuance of common stock                           134        78
Net cash provided by financing activities          151        15

Decrease in cash and cash equivalents           (6,232)   (3,786)
Cash and cash equivalents at beginning
  of period                                     12,183     5,548

Cash and cash equivalents at end of period      $5,951    $1,762

See notes to consolidated financial statements.

Datron Systems Incorporated
Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at December 31, 2000 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 2000 has been derived from audited financial statements.

2.   Earnings per Share

Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans when such amounts are dilutive. Options to purchase 77,500 shares of common stock at prices ranging from $12.75 to $15.73 were not included in the computation of diluted EPS at December 31, 2000 because the effect of such options would be anti-dilutive. Such options expire at various dates from November 10, 2005 to February 22, 2010. At December 31, 1999, options to purchase 329,000 shares of common stock at prices ranging from $5.10 to $15.73 were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive.

3.   Accounts Receivable

At December 31, 2000 and March 31, 2000, accounts receivable were as follows:

                                  December 31,        March 31,
                                      2000               2000
     Billed                      $17,044,000         $ 9,108,000
     Unbilled                      4,082,000           3,659,000
     Subtotal                     21,126,000          12,767,000
     Allowance for doubtful
       accounts                     (103,000)           (109,000)
     Total                       $21,023,000         $12,658,000

4.   Inventories

At December 31, 2000 and March 31, 2000, inventories were as follows:

                                 December 31,            March 31,
                                   2000                   2000
     Raw materials               $ 7,478,000           $ 7,587,000
     Work-in-process               2,838,000             2,233,000
     Finished goods                1,501,000             1,806,000
     Total                       $11,817,000           $11,626,000


Inventories are presented net of allowances for obsolescence of $1,529,000 and $1,572,000 at December 31, 2000 and March 31,
2000, respectively.

5.   Property, Plant and Equipment

At December 31, 2000 and March 31, 2000, property, plant and equipment was as follows:

                                     December 31,       March 31,
                                        2000               2000
     Land and buildings             $  8,913,000      $ 8,901,000
     Machinery and equipment          15,099,000       15,298,000
     Furniture and office equipment    1,547,000        1,548,000
     Leasehold improvements              752,000          726,000
     Construction-in-process             128,000              ---
     Subtotal                         26,439,000       26,473,000
       Accumulated depreciation and
         amortization                (17,582,000)     (17,046,000)
     Total                          $  8,857,000      $ 9,427,000


6.   Segment Information

Segment information was as follows for the periods shown:

                               Three Months Ended          Nine Months Ended
                                  December 31,               December 31,
                                 2000        1999        2000           1999
 Net sales:
   Antenna and Imaging
     Systems                 $8,184,000   $9,800,000  $27,051,000  $29,518,000
   Communication Products     4,886,000    2,929,000   13,989,000   10,864,000
   Consolidated net sales   $13,070,000  $12,729,000  $41,040,000  $40,382,000

 Operating income (loss):
   Antenna and Imaging
     Systems                 $2,384,000   $  866,000   $2,843,000   $2,121,000
   Communication Products       121,000     (942,000)     350,000   (1,489,000)
  General corporate
     expenses                  (404,000)    (386,000)  (1,162,000)  (1,052,000)
  Consolidated operating
     income (loss)            2,101,000     (462,000)   2,031,000     (420,000)
 Interest income
    (expense), net               32,000      (18,000)     142,000       (7,000)
 Other income                    20,000         ---        57,000    1,033,000
 Income before income
    taxes                    $2,153,000    ($480,000)  $2,230,000     $606,000

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

In December 2000, Datron World Communications Inc. ("DWC"), a wholly owned subsidiary of the Company, was named as defendant in a lawsuit filed by Jose Maria Santos Ramos, an individual, and Tecserve (Private) Limited trading as Vista Communications ("Plaintiffs"). In the lawsuit, Plaintiffs allege that DWC breached a representative agreement and that Plaintiffs are entitled to payment of a commission in the amount of $3,750,000 based on the alleged agreement. DWC denies that it breached the alleged agreement and/or that it owes any commissions to Plaintiffs. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

8.     Gain on Sale of Product Line

In November 2000, the Company sold its microwave products line, part of the Antenna and Imaging Systems business segment, to
Nurad Technologies, Inc. for $3,881,000 in cash.   A gain on the sale of
$2,801,000 was recorded in the third quarter of fiscal 2001.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments:
Antenna and Imaging Systems, and Communication Products. The Antenna and Imaging Systems business segment designs and manufactures satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense ("DoD"). Its major product lines are (i) satellite tracking antenna systems used for remote sensing, telemetry, tracking and control ("TT&C") and satellite communication purposes by government and commercial users, and (ii) mobile broadband communication systems for airlines, military transports and mobile land and marine direct broadcast satellite ("DBS") television users. The Communication Products business segment designs, manufactures and distributes voice and data communication radios and accessories for worldwide military and civilian purposes.

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

Results of Operations

Net income for the third quarter of fiscal 2001 was $1,369,000, or $0.49 per diluted share, compared with a net loss of $291,000, or $0.11 per diluted share, in the prior year period. Net sales for the third quarter increased 3% to $13,070,000 from $12,729,000 for the comparable period last fiscal year. The increase in sales was primarily due to an increase in sales of Communication Products, partially offset by a decrease in sales of Antenna and Imaging Systems products. The improvement from a net loss to net income was due to a $2,801,000 pre-tax gain
(approximately $1,685,000, or $0.60 per diluted share after-tax) on the sale of the Company's microwave products line during the quarter. Excluding the one-time gain, the Company would have recorded a net loss for the quarter of approximately $316,000, or $0.11 per diluted share.

Net income for the nine months ended December 31, 2000 was $1,415,000, or $0.51 per diluted share, compared with net income of $364,000, or $0.13 per diluted share, for the comparable period last fiscal year. The prior year period included a $1,050,000 pre-tax license fee (approximately $632,000, or $0.23 per diluted share after-tax) received for manufacturing rights to the Company's DBS-2100 antenna for business jets. Net sales for the nine months increased 2% to $41,040,000 compared with $40,382,000 for the same period a year ago. The increase in sales was primarily due to an increase in sales of Communication Products due to higher order bookings, partially offset by a decrease in sales of Antenna and Imaging Systems products due to lower sales of remote sensing systems. The increase in net income was due to the gain on the sale of the Company's microwave products line mentioned above.


Operating results for each business segment were as follows:

Antenna and Imaging Systems

                     Three Months Ended       Nine Months Ended
                          December 31,          December 31,
                       2000      1999        2000      1999
Net sales           $8,184,000 $9,800,000 $27,051,000 $29,518,000
Gross profit        $1,806,000 $3,022,000  $6,933,000  $8,316,000
Operating income    $2,384,000   $866,000  $2,843,000  $2,121,000

Sales of Antenna and Imaging Systems products decreased 16% in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000. The decrease was primarily due to lower sales of remote sensing satellite earth stations due to a softening of the market and increased competition, partially offset by higher sales of mobile broadband communication systems. Sales in the first nine months of fiscal 2001 were 8% lower than in the first nine months of fiscal 2000. Lower sales of remote sensing satellite earth stations were partially offset by higher sales of mobile broadband communication systems. The remote sensing market is presently soft with fewer contracts being awarded and aggressive competition for the remaining business. The Company expects this situation to continue for at least two more quarters.

Gross profit percentage on sales of Antenna and Imaging Systems products was 22.1% in the third quarter of fiscal 2001 compared with 30.8% in the third quarter last fiscal year. The decrease was primarily due to lower margins on remote sensing satellite earth stations due to a less favorable product mix. Gross profit percentage for the first nine months of fiscal 2001 was 25.6% of sales compared with 28.2% of sales for the first nine months of fiscal 2000. The decrease was primarily due to lower margins on remote sensing satellite earth stations, partially offset by higher margins on mobile broadband communication systems.

Operating income percentage on sales of Antenna and Imaging Systems products was 29.1% in the third quarter of fiscal 2001 compared with 8.8% in the third quarter last fiscal year. The increase was due to a $2,801,000 pre-tax gain on the sale of the Company's microwave products line, partially offset by lower gross margins. Excluding that gain, this business segment would have recorded an operating loss for the quarter of $417,000. Operating income percentage for the first nine months of fiscal 2001 was 10.5% of sales compared with 7.2% of sales for the first nine months of fiscal 2000. The increase was due to the gain on the sale of the Company's microwave products line, partially offset by lower gross margins, higher R&D expenditures on mobile broadband communication systems and higher administrative expenses.

Communication Products

                  Three Months Ended     Nine Months Ended
                       December 31,         December 31,
                    2000       1999         2000         1999
Net sales        $4,886,000 $2,929,000   $13,989,000  $10,864,000
Gross profit     $1,595,000   $435,000   $ 4,598,000  $ 2,744,000
Operating
 income (loss)     $121,000  $(942,000)     $350,000  $(1,489,000)

Sales of Communication Products increased 67% in the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000. The increase was due to improved order bookings during the current fiscal year and a higher order backlog at the beginning of the recent quarter. Sales in the first nine months of fiscal 2001 were 29% higher than in the first nine months of fiscal 2000 due to improved order bookings. Because of strong order bookings during the third quarter and a large order backlog of $9.3 million at December 31, 2000, sales and operating income are expected to show substantial improvement in the fourth quarter of fiscal 2001.


Gross profit percentage on sales of Communication Products was 32.6% in the third quarter of fiscal 2001 compared with 14.9% in the third quarter last fiscal year. The increase was primarily due to manufacturing efficiencies related to a higher level of sales. Gross profit percentage for the first nine months of fiscal 2001 was 32.9% of sales compared with 25.3% of sales for the first nine months of fiscal 2000. The increase was primarily due to manufacturing efficiencies related to a higher level of sales and the absence of move-related expenses incurred in fiscal 2000 associated with this business segment's relocation to Vista, California.

Operating profit percentage on sales of Communication Products was 2.5% in the third quarter of fiscal 2001 compared with an operating loss percentage of 32.2% in the third quarter last fiscal year. The improvement from an operating loss percentage to an operating income percentage was due to an increase in gross margins on increased sales, partially offset by higher R&D expenditures. Operating profit percentage for the first nine months of fiscal 2001 was 2.5% of sales compared with an operating loss percentage of 13.7% of sales for the first nine months of fiscal 2000. The improvement from an operating loss percentage to an operating income percentage was primarily due to an increase in gross margins on increased sales.

Consolidated expenses

Selling, general and administrative expenses were $3,082,000 in the third quarter of fiscal 2001, a 4% increase compared with third quarter expenses last fiscal year of $2,956,000. The increase was primarily due to higher administrative expenses at the Antenna and Imaging Systems business segment. Selling, general and administrative expenses for the first nine months of fiscal 2001 were $9,085,000, a 6% increase compared with expenses for the first nine months last fiscal year of $8,559,000. The increase was primarily due to higher administrative expenses at the Antenna and Imaging Systems business segment.

Research and development ("R&D") expenses were $1,019,000 in the third quarter of fiscal 2001 compared with $963,000 in the third quarter last fiscal year. The 6% increase was due to higher spending on development programs for radio communication products. R&D expenses in the first nine months of fiscal 2001 were $3,216,000, a 10% increase compared with expenses for the first nine months last fiscal year of $2,921,000. The increase was due to higher spending on development programs to improve mobile broadband communication systems products.

In November 2000, the Company sold its microwave products line, part of the Antenna and Imaging Systems business segment, to Nurad Technologies, Inc. for $3,881,000 in cash. A gain on the sale of $2,801,000 was recorded in the third quarter of fiscal 2001. The purchase agreement is included as Exhibit 10.77.

Order backlog at December 31

                                   2000         1999

Antenna and Imaging Systems     $18,236,000  $20,540,000
Communication Products            9,334,000    2,458,000
Total                           $27,570,000  $22,998,000

The 11% decrease in Antenna and Imaging Systems backlog at December 31, 2000 compared with December 31, 1999 was primarily due to lower bookings of remote sensing satellite earth stations.

The 280% increase in Communication Products backlog at December
31, 2000 compared with December 31, 1999 was primarily due to receipt of a $7 million order for tactical radios in the third quarter.

Liquidity and Capital Resources

At December 31, 2000, working capital was $25,817,000 compared with $23,929,000 at March 31, 2000, an increase of $1,888,000, or
8%. Major changes affecting working capital during this period were the following: gain on sale of product line was $2,801,000; accounts receivable increased $8,365,000 primarily due to slow collection of a Communication Products'account that was paid in early January 2001; other assets increased $442,000 primarily due to the capitalization of technology license fees; accounts payable and accrued expenses increased $1,380,000 primarily due to the accrual of expenses associated with sales of Communication Products; customer advances decreased $787,000; and income taxes payable decreased $245,000. The Company's cash position at December 31, 2000 was $5,951,000 compared with $12,183,000 at March 31, 2000, a 51%
decrease. At December 31, 2000, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $706,000 during the first nine months of fiscal 2001 compared with $922,000 in the first nine months last fiscal year. Although capital expenditures in the first nine months of fiscal 2001 were lower than in the first nine months of fiscal 2000, the Company anticipates total capital expenditures in fiscal 2001 will be comparable to the fiscal 2000 total of $1,289,000 due to anticipated tooling requirements for new products in the fourth quarter.

At December 31, 2000, the Company had a $13,000,000 revolving line of credit with its bank. The line may be used for the issuance of letters of credit and for direct working capital advances, of which $2,000,000 is restricted to working capital and letters of credit required to finance non-military international business. That portion of the line of credit expires on April 1, 2001 and is subject to a borrowing base formula. The remaining $11,000,000 facility expires on April 1, 2002. At December 31, 2000, there were no borrowings under the line and the bank had issued letters of credit against the line totaling $4,170,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

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

Item 3.   Legal Proceedings.

In December 2000, Datron World Communications Inc. ("DWC"), a wholly owned subsidiary of the Company, was named as defendant in a lawsuit filed by Jose Maria Santos Ramos, an individual, and Tecserve (Private) Limited trading as Vista Communications ("Plaintiffs"). In the lawsuit, Plaintiffs allege that DWC breached a representative agreement and that Plaintiffs are entitled to payment of a commission in the amount of $3,750,000 based on the alleged agreement. DWC denies that it breached the alleged agreement and/or that it owes any commissions to Plaintiffs. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

Item 5.   Other Information.

On December 4, 2000, Michael F. Bigham resigned his position as a director of the Company. At a special meeting of the Company's
Board of Directors held January 29, 2001, Richard W. Flatow was elected to the Company's board.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     10.77     Asset Purchase Agreement  by and among
          Datron/Transco Inc., Datron Systems Incorporated and
          Nurad Technologies, Inc. dated as of November 3, 2000.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DATRON SYSTEMS INCORPORATED
Date January 30, 2001         By: WILLIAM L. STEPHAN
                              Vice President and Chief
                              Financial Officer
                              (Principal Financial and Accounting
                               Officer)
