Form 10-K405
period 2001-03-31
DATRON SYSTEMS INC/DE
filed 2001-06-14
CIK 27116

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year               Commission File
Ended March 31, 2001                  Number 0-7445

                  DATRON SYSTEMS INCORPORATED
    (Exact name of registrant as specified in its charter)

   Delaware                                       95-2582922
(State of Incorporation)                     (I.R.S. Employer
                                               Ident. No.)

3030 Enterprise Court, Vista, California          92083-8347
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
including area code:                  (760) 734-5454

  Securities registered pursuant to Section 12(b) of the Act:
                             None

  Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $0.01
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No  __.

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 12, 2001 was $31.8 million, based on the closing price on that date on the Nasdaq Stock Market.

The number of shares outstanding of each of the registrant's classes of common stock as of June 12, 2001 was: Common Stock, par value $0.01 -- 2,748,287 shares.

              DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held August 14, 2001 are incorporated by reference into
     Part III of this report.

2.   Items contained in the above-referenced documents that are
     not   specifically  incorporated  by  reference  are   not
     included in this report.

                   DATRON SYSTEMS INCORPORATED
                            FORM 10-K
                        FISCAL YEAR 2001

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

                           PART I


Item 1.  Business.

Company Overview

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") provide products and services for emerging satellite and radio communication markets. The Company is a leading supplier of tracking antenna products that can provide television, Internet and other broadband communication connections to the land, sea and air mobile markets. Major products include remote sensing satellite earth stations, satellite communication systems, mobile satellite television reception systems, and voice and data communication radios that are sold to worldwide commercial and governmental markets and to several United States Government customers, including the Department of Defense ("DoD"). The Company was founded in 1969 and became an independent publicly held corporation in 1985.

The Company operates its business through two subsidiaries. In October 1985, the Company acquired its wholly owned subsidiary, Datron World Communications Inc., formerly known as Trans World Communications, Inc. ("DWC"). DWC conducts the Company's Communication Products business. In June 1990, the Company acquired its wholly owned subsidiary, Datron Advanced Technologies Inc., formerly known as Datron/Transco Inc. ("DAT"). DAT conducts the Company's Antenna and Imaging Systems business.

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

Dependence on Sales to Foreign Customers; Worldwide Economic
Downturns and Currency Devaluations

Sales to foreign customers accounted for 58%, 55% and 55% of consolidated sales in fiscal 2001, 2000 and 1999, respectively. Sales of Communication Products have been even more highly concentrated with foreign customers: 96%, 89% and 93% in fiscal 2001, 2000 and 1999, respectively. Sales to foreign customers often involve risk because of political and economic uncertainties in many foreign countries, which can result in funding delays or inability of those customers to obtain financing for anticipated purchases of Company products. As a result, it is often more difficult to predict order bookings from foreign customers than it is from domestic customers. In addition, foreign political unrest, war, economic downturns and currency devaluations could have a significant negative impact on future Company sales and income.

Reliance on Large Orders from a Small Number of Customers

A substantial percentage of sales may be heavily concentrated with a small number of customers. Within the Communication Products business segment, two customers accounted for 36% and 29% of that segment's net sales in fiscal 2001. In fiscal 2000, two customers accounted for 44% and 11% of that segment's net sales. Although sales in the Antenna and Imaging Systems business segment have not been so heavily concentrated with one customer, it is common for a small number of customers to each account for approximately 5% to 15% of that segment's net sales each year. Because it is unusual to receive large orders from the same customer in successive years, it is necessary to find new customers each year to replace the previous year's sales. There can be no assurance that the Company will be able to do so in the future. In addition, reliance on large orders can result in financial performance varying widely from quarter-to-quarter, and also carries contract cancellation risk that can more adversely affect Company performance than it would if the Company depended on small orders from a large number of customers.

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

U.S. Government Export Restrictions

Some of the Company's products are subject to export licensing approval by agencies of the U.S. Government. U.S. security concerns and human rights issues as well as foreign political instability or unrest can affect the licensing process. The requirement to obtain export licenses for Company products has prevented only one sale to date; however, it has on occasion delayed shipments of some products and in some cases has placed the Company at a competitive disadvantage. There can be no assurances that future shipments may not likewise be delayed or that U.S. security concerns or other regulatory issues may result in the denial of export licenses or the loss of sales opportunities for some Company products.

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

Consumer Products and Markets

In  November 1995, the Company introduced its first consumer
product,   a  mobile  direct  broadcast  satellite   ("DBS")
television  reception system for recreational  vehicles  and
buses.   This  product  represents  a  departure  from   the
Company's historical business that has focused on large contracts, relatively small numbers of deliverables and customers that are primarily government agencies or large corporations. Several additional DBS antenna products have subsequently been introduced, including a marine product line, antenna systems for large business jets and commercial jets, and a low-profile system intended for SUVs and van
conversions.    Selling  a  consumer  product   requires   a
different approach than selling the Company's traditional products. For its DBS products, the Company has established a factory direct-to-dealer distribution system and also sells directly to original equipment manufacturers and after-
market  distributors.   These sales  methods  are  currently
effective, but there can be no assurance they will continue to be so in the future or that consumer demand for its DBS products will be as large as the Company anticipates.

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

Declining Sales for the U.S. Department of Defense

In fiscal 1993, the Company restructured its operations in response to declining DoD spending. Sales for the DoD have declined from $40.8 million in fiscal 1992 to $9.0 million in fiscal 2001, primarily due to completion of long-term DoD contracts that have not been replaced with new orders. Although there are indications from the U.S. government that defense spending may increase in the near future, there can be no assurance that new DoD orders will be received or that the orders received will be sufficient to meet the Company's sales objectives.


General

The Company operates in two business segments: Antenna and Imaging Systems, whose business is conducted by DAT, and Communication Products, whose business is conducted by DWC.

Antenna and Imaging Systems

This business segment designs and manufactures satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the DoD. Its major product lines are (i) satellite tracking antenna systems used for telemetry, tracking and control, remote sensing and satellite communication purposes by government and commercial users, and (ii) mobile broadband communication systems for airlines, military transports and mobile land and marine DBS television users.

Descriptions of the two major product lines follow:

Satellite Tracking Antenna Systems. The Company is a supplier of satellite communication antenna systems and subsystems used to receive defense-related data and data transmitted through satellites of other government and commercial organizations. The stabilizing and automatic tracking capabilities of its antenna systems make them particularly well suited for use on ships, motor vehicles and other mobile platforms. Over the past two decades, the Company has been a prime contractor and a subcontractor for shipboard antenna systems used by the U.S. Navy. More recently, the Company has been developing airborne antenna systems for the U.S. Air Force.

Telemetry, tracking and control systems monitor and control vehicles such as satellites, missiles and aircraft. They receive radio telemetry signals containing vehicle status information, engage in automatic tracking of the vehicle so contact is maintained and transmit command signals so vehicle control can be established and maintained.

The remote sensing market is a subset of the broader earth observation market. It involves using several types of satellites containing optical and radar sensors in conjunction with ground antennas and data processing equipment to produce images. The images are in the form of hard copy and/or digital data that allow the user to study changes on the earth's surface or environment. Applications include locating minerals, updating maps, forecasting weather, monitoring crops, studying the environment, monitoring earth resources and gathering economic or military intelligence. The Company offers its customers complete remote sensing earth stations, including image processing capability.

The Company previously designed and manufactured broad bandwidth microwave antennas for the aerospace industry that are used on high performance aircraft, missiles and space launch vehicles. That product line was sold in the third quarter of fiscal 2001.

Mobile Broadband Communication Systems. The Company is an industry leader in designing and marketing mobile broadband communication systems. In fiscal 1996, the Company introduced its first DBS antenna product that allows a recreational vehicle owner to receive DBS television from a parked vehicle at the touch of a button by automatically locating the satellite. During fiscal 1997, the Company introduced several additional DBS antenna products including systems for boats at anchor, boats underway, and RVs and buses on the open road. Also during fiscal 1997, the Company was first to demonstrate live DBS television on a commercial airliner, and in fiscal 1998, was first to obtain Federal Aviation Administration certification of an airborne DBS system designed for large business jets. In fiscal 2000, the Company licensed the manufacturing rights to its DBS-2100T tail-mounted antenna for business jets to Airshow Inc. and announced it intended to concentrate its airborne efforts on the commercial airline market. That decision resulted from the estimated $500 million size of that market and from, in the opinion of the Company, the superiority and cost effectiveness of the Company's patented Luneburg lens antenna.

Customers and Marketing

Sales of Antenna and Imaging Systems' products have historically been concentrated with the DoD, which accounted for 24% of this business segment's fiscal 2001 sales and 32% of its fiscal 2000 sales. Marketing and sales activities for its DoD customers and other non-defense governmental agencies are conducted by internal sales and engineering personnel. Most customers for the remote sensing business are foreign government space and communications agencies. Marketing and sales activities for those products are usually conducted through independent sales representatives in Europe, South America and Asia.

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

In fiscal 2001, the Company was awarded development and study contracts by the two largest companies seeking to provide broadband communications to the airlines. These companies intended to supply real-time, high-speed Internet, video and other data to airline cabins and cockpits. One of these companies, Rockwell Collins, also placed an order with the Company for nine flight-test units. However, in April 2001, Rockwell Collins announced they no longer intended to participate in their In-Flight Network joint venture with News Corporation and issued the Company a stop-work order on the contract for nine flight-test units. The other offeror of broadband services to the airlines, Boeing, remains committed to the market through its Connection by BoeingSM service. The Company satisfactorily completed its study contract with Boeing and maintains an ongoing relationship with it. The Company remains committed to this market, although now believes it will take longer to develop than originally anticipated.

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

In addition to its standard radios, the Company offers frequency hopping and encryption options to its VHF product line and automatic link establishment options to its HF product line. Frequency hopping is a technique that prevents interruption or interception of radio signals by changing, at high speeds, the frequency at which they are transmitted. This technology utilizes synchronized mechanisms that ensure all radios in a network are synchronized and frequency hop at the same time. Automatic link establishment, when used in HF radio equipment, automatically determines the best available frequencies on which to communicate.

The Company offers a wide range of accessory products to complement the HF and VHF product lines. These accessory products include antennas and antenna tuners, power sources, amplifiers, remote control systems, modems, data communications equipment and audio accessories.

A substantial percentage of sales of Communication Products are often concentrated with a small number of customers. In fiscal 2001, two Asian customers accounted for 36% and 29% of this business segment's sales. In fiscal 2000, an
African customer accounted for 44% of this business segment's sales and a European customer accounted for 11% of its sales. And, in fiscal 1999, another African customer accounted for 20% of this business segment's sales and an Asian customer accounted for 13% of its sales. Because it is unusual to receive large orders from the same customer in successive years, it is often necessary to find new customers each year to replace the previous year's sales. To minimize the impact fluctuating sales may have on the Company's operations, temporary employees are used when practical.

In March 2001, the Company introduced its new GuardianTM family of radios intended to address the estimated $800 million federal public safety wireless network ("PSWN")
market. This is a domestic market the Company has not previously served. It is being driven by a federal government mandate that requires all [non-military] VHF radios to comply with certain radio spectrum utilization and interoperability standards by 2005. Although initial reaction from potential customers to the Guardian radio has been positive, market acceptance of the radio is uncertain.

Customers and Marketing

Sales to foreign customers accounted for 96% of this business segment's fiscal 2001 sales and 89% of its fiscal 2000 sales. Most of its international customers are agencies of foreign governments that perform civil defense, paramilitary and military operations, and foreign governmental agencies that perform civilian tasks unrelated to military operations, such as civil aviation agencies, drug interdiction agencies, embassies and disaster relief organizations. Domestic customers are primarily various agencies of the United States Government, including the Drug Enforcement Administration and Department of State.

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


Backlog

Order backlog at March 31 was as follows:

                                         2001          2000
     Antenna and Imaging Systems    $14,249,000   $24,293,000
     Communication Products           1,784,000     1,702,000
                                    -----------   -----------
     Total                          $16,033,000   $25,995,000

The 41% decrease in Antenna and Imaging Systems' backlog at March 31, 2001 compared with March 31, 2000 was primarily due to continued softness in the markets for antenna systems and remote sensing earth stations and to the absence of microwave product orders due to the sale of that product line in the third quarter of fiscal 2001. The Company has responded by cutting costs at this business segment; however, because of the low beginning backlog and softness in the remote sensing market that is expected to continue for at least two more quarters, the Company expects reduced performance in the first half of fiscal 2002.

Communication Products' backlog at March 31, 2001 was 5% higher than at March 31, 2000 due to a stronger market for traditional radio products, which resulted in an 18% increase in bookings during fiscal 2001 compared with fiscal 2000. This segment's business has historically been driven by one or two large contracts each fiscal year. As a result, financial performance from quarter-to-quarter is often uneven. Because of a relatively low order backlog at March 31, 2001 compared with recent fiscal year sales, fiscal 2002 financial performance in this segment is expected to be driven by second half results, much as has been the case the previous two fiscal years. Also, the second half may be heavily influenced by market acceptance of the new Guardian radio for the federal PSWN market.


Competition

The Company competes in each of its business segments with several companies. Depending on the specific product, these companies may be similar in size to the Company or may be large diversified companies that at times may also be customers of the Company. The Company believes its major competitive advantages are the quality of its products, their cost effective designs, timeliness of delivery, ease of use and easy serviceability.

Patents, Trademarks, Copyrights and Licenses

The Company has applied for several patents related to its mobile broadband products. However, the Company believes that patents are not generally a significant factor in the Company's business and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

DATRON(r) and design, TRANSWORLD(r), I2S(r), PRI2SM(r), OPEN 2000(r,) DBS-2000(r), DBS-2100(r), DBS-2400(r), DBS-3000(r), DBS-4000(r),
VI2STA(r) and CruiseTV(r) are registered trademarks of the Company. Guardian(Tm), DBS-5000(TM), GSC-NET(Tm), First In Motion(TM), Whisperdrive(T) and We Cover the Global Spectrum(TM) are trademarks of the Company by application for registration with the U.S. Patent and Trademark Office.

The Company has obtained licenses for the VHF frequency hopping technology and for the automatic link establishment technology used in the Company's VHF and HF radio products, respectively. It has also obtained a license for certain technology used in its Guardian radio.


Employees

The Company employed approximately 305 employees at the end of fiscal 2001 compared with approximately 334 employees at the end of fiscal 2000. A decrease primarily in engineering and manufacturing personnel at the Antenna and Imaging Systems business segment was partially offset by an increase in engineering personnel at the Communication Products business segment.

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

DAT owns through a subsidiary, Datron Resources Inc., a 110,000 square foot office, engineering and manufacturing building located on a nine-acre site in Simi Valley, California. DAT conducts operations from that facility.

Information with respect to obligations for lease rentals is included in Note 8 of the Notes to Consolidated Financial Statements. See Part II, Item 8. The Company considers its properties to be suitable and adequate for its present needs. The facilities in Vista and Simi Valley are being fully utilized during a single shift with the exception of approximately 5,000 square feet of manufacturing space in the Vista facility, which is reserved for future growth.

Item 3.  Legal Proceedings.

The Company is not involved in any litigation that is expected to have a material effect on the Company's business or consolidated financial position.

In August 1992, Trans World Communications, Inc. (Trans World), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation (ATACS) and AIRTACS Corporation (AIRTACS) relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In rulings on May 28, 1997 and September 3, 1997, the court found Trans World in breach of a teaming agreement and awarded ATACS and AIRTACS one dollar ($1.00) in damages. On September 8, 1998, the appeal court affirmed the district court's decision except as to the award of nominal damages, and remanded the matter to the district court for further hearing on damages. On June 14, 2000, the district court issued an order awarding ATACS and AIRTACS damages of $30,075 including prejudgment interest. On July 12, 2000, ATACS and AIRTACS appealed the district court's judgment to the U.S. Court of Appeals. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.

In December 2000, Datron World Communications Inc. (DWC), a wholly owned subsidiary of the Company, was named as defendant in a lawsuit filed by Jose Maria Santos Ramos, an individual, and Tecserve (Private) Limited trading as Vista Communications. In the lawsuit, plaintiffs allege that DWC breached a representative agreement and that plaintiffs are entitled to payment of a commission in the amount of $3,750,000 based on the alleged agreement. DWC denies that it breached the agreement and/or that it owes any commissions to plaintiffs. The Company believes that final resolution of this matter will not materially affect the consolidated financial position of the Company or its results of operations.


Item  4.   Submission  of  Matters to  a  Vote  of  Security
Holders.

None.


Executive Officers of the Registrant

David  A.  Derby, 59, has been President and Chief Executive
Officer of the Company since May 1982, and Chairman of the Board since April 1998.

William  L.  Stephan,  55, has been  Vice  President,  Chief
Financial  Officer  and  Treasurer  of  the  Company   since
November 1993.

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


Item  7A.   Quantitative and Qualitative  Disclosures  About
Market Risk.

The Company does not currently use derivative financial instruments for speculative purposes that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. At March 31, 2001, the Company had outstanding a promissory note to a life insurance company in the amount of $3,080,000 pursuant to a loan agreement under which the Company borrowed $3,300,000 on August 7, 1998. The note is secured by a deed of trust on the Company's Simi Valley facility and has a maturity date of September 1, 2008. Monthly payments are calculated on a 20-year amortization. Interest is payable at a rate of 6.76% per annum through September 1, 2003, at which date the interest rate becomes variable and tied to LIBOR, adjusting every quarter for the remainder of the term. On September 1, 2003, the Company may either prepay the note without penalty or accept the variable rate provisions as determined at that time.

Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 of Form 10-K is incorporated herein by reference from the consolidated financial statements of the Company at March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001 and the Independent Auditors' Report appearing on pages 12 through 24 of the Annual Report, that portion of which is attached hereto as Exhibit 13.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

During the two most recent fiscal years ended March 31, 2001, there has not been a change in accountants or a reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

                          PART III


Item 10.  Directors and Executive Officers of the
Registrant.

Information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section captioned "Nomination and Election of Directors" in the Company's Notice of Annual Meeting of Stockholders to be Held Tuesday, August 14, 2001 at 11:00 A.M. and Proxy Statement ("Proxy Statement"), a copy of which is to be filed as Exhibit 22 within 120 days of the end of the Registrant's fiscal year.

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




                           PART IV

Item  14.   Exhibits,  Financial  Statement  Schedules   and
Reports on Form 8-K.

(a) The following documents are filed as part of this report:
                                                 Page in 2001
                                                 Annual Report
     (1)    Financial Statements:

     Consolidated Balance Sheets at
     March 31, 2001 and 2000                           12

     Consolidated Statements of Operations for
     the Years Ended
     March 31, 2001, 2000 and 1999                     13

     Consolidated Statements of  Stockholders'
     Equity for the Years Ended March 31, 2001,
     2000 and 1999                                     14

     Consolidated Statements of Cash Flows for the Years
     Ended March 31, 2001, 2000 and 1999               15

     Notes to Consolidated Financial Statements      16-23

     Independent Auditors' Report                      24


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

(b)  Reports on Form 8-K.

On May 4, 2001, the Registrant filed a Form 8-K reporting that its chairman, president and chief executive officer, David A. Derby, had responded to the letter dated April 24, 2001 from Duncan Soukup, managing director of Acquisitor plc, previously made public by Acquisitor.

(c) Exhibits. The following exhibits are filed as part of this report:


  Exhibit
  Number      Description

     3.1    Certificate of Incorporation.(1)

     3.2    Amended  and Restated Bylaws as of  August  29,
            2000.(16)

     4.15   Stockholder Rights Agreement dated  August  21,
            1990.(4)

     4.16 First Amendment to Stockholder Rights Agreement dated as of October 29, 1993.(5)

     4.17   Second    Amendment   to   Stockholder   Rights
            Agreement dated February 23, 2000.(13)

     4.18   Stockholder  Rights  Agreement  dated   as   of
            September 5, 2000.(15)

     10.5   1988 Key Employee Stock Purchase Plan.(2)

     10.36  Amended and Restated 1985 Stock Option Plan.(3)

     10.48  Agreement  and  Plan of Merger  between  Datron
            Telecommunications International Inc. and Trans
            World  Communications, Inc. dated as  of  March
            14, 1995.(6)

     10.53  Datron    Systems   Incorporated   Supplemental
            Executive Profit Sharing Plan (Effective as  of
            April 1, 1994).(7)

     10.58  Datron  Systems  Incorporated  Employee   Stock
            Purchase  Plan  (Adopted  Effective   July   1,
            1997).(8)

     10.61  Datron   World   Communications   Inc.    Lease
            Agreement dated as of February 13, 1998.(9)

     10.65  Loan  Agreement  between Datron Resources  Inc.
            and Jackson National Life Insurance Company dated August 7, 1998.(10)

     10.66  Datron Systems Incorporated Profit Sharing  and
            Savings Plan (Amended and Restated as of  April
            1, 1998).(10)

     10.67  Credit    Agreement   between   Datron    World
            Communications  Inc., Datron/Transco  Inc.  and
            Comerica   Bank-California  dated   March   24,
            1999.(11)

     10.68  Borrower Agreement between Datron/Transco  Inc.
            and  Comerica Bank-California dated  March  24,
            1999.(11)

     10.69 Guaranty of Datron Systems Incorporated of the indebtedness of Datron World Communications
            Inc.  and Datron/Transco Inc. to Comerica Bank-
            California dated March 24, 1999.(11)

     10.70  Severance Agreement between the Registrant  and
            William L. Stephan.(11)

     10.71  Amended   and   Restated  1995   Stock   Option
            Plan.(12)

     10.72  Amended   and  Restated  Employment   Agreement
            between the Registrant and David A. Derby.(12)

     10.74  First  Amendment  to Credit  Agreement  between
            Datron      World     Communications      Inc.,
            Datron/Transco   Inc.   and   Comerica    Bank-
            California dated April 12, 2000.(14)

     10.75  Borrower Agreement between Datron/Transco  Inc.
            and  Comerica Bank-California dated  April  12,
            2000.(14)

     10.76  Amended and Restated Guaranty of Datron Systems
            Incorporated  of  the  indebtedness  of  Datron
            World  Communications Inc.  and  Datron/Transco
            Inc.  to  Comerica Bank-California dated  April
            12, 2000.(14)

     10.77  Asset   Purchase   Agreement   by   and   among
            Datron/Transco     Inc.,     Datron     Systems
            Incorporated  and   Nurad  Technologies,   Inc.
            dated as of November 3, 2000.(17)

     10.78  Credit   Agreement   between   Datron   Systems
            Incorporated and U.S. Bank National Association dated May 23, 2001.

     10.79  Security  Agreement between U.S. Bank  National
            Association and Datron Systems Incorporated dated May 23, 2001.

     10.80  Security  Agreement between U.S. Bank  National
            Association  and  Datron Advanced  Technologies
            Inc. dated May 23, 2001.

     10.81  Security  Agreement between U.S. Bank  National
            Association  and  Datron  World  Communications
            Inc. dated May 23, 2001.

     10.82  Continuing  Guaranty  between  Datron  Advanced
            Technologies   Inc.  and  U.S.  Bank   National
            Association dated May 23, 2001.

     10.83  Continuing   Guaranty  between   Datron   World
            Communications  Inc.  and  U.S.  Bank  National
            Association dated May 23, 2001.

     13 Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended March
            31,  2001  containing information  required  by
            Part I and Part II of this report.

     21     Subsidiaries.

     22 Proxy Statement, Notice of Annual Meeting of Stockholders to be Held Tuesday, August 14, 2001 at 11:00 A.M. and Form of Proxy (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-
            K) to be filed within 120 days of the end of the Registrant's fiscal year.

     23     Independent  Auditors' Consent -  Deloitte  and
            Touche LLP.

     24     Power of Attorney (on signature page 16).

     99     Annual    Report   of   the   Datron    Systems
            Incorporated Employee Stock Purchase Plan.


_____________________

(1) Incorporated by this reference to the Exhibit bearing the same number filed with the Registration Statement on Form 8-B of the Registrant on November 13, 1987.

(2)  Incorporated  by  this reference  to  the  Registration
     Statement on Form S-8 of the Registrant filed March 22,
     1988.

(3)  Incorporated  by  this reference  to  the  Registration
     Statement on Form S-8 of the Registrant filed April 16,
     1993.

(4) Incorporated by this reference to Exhibit I to the Registrant's Registration Statement on Form 8-A filed
     November 5, 1990.

(5) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly
     Report on Form 10-Q for the quarter ended December 31, 1993.

(6) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual
     Report on Form 10-K for the fiscal year ended March 31, 1995.

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

(13) Incorporated by this reference to Exhibit 10.73 filed with the Registrant's Report on Form 8-K dated February
     23, 2000.

(14) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Annual
     Report on Form 10-K for the fiscal year ended March 31, 2000.

(15) Incorporated by this reference to Exhibit 4.1 filed with the Registrant's Report on Form 8-K dated August
     30, 2000.

(16) Incorporated by this reference to Exhibit 3(II) filed with the Registrant's Report on Form 8-K/A dated
     September 7, 2000.

(17) Incorporated by this reference to the Exhibit bearing the same number filed with the Registrant's Quarterly
     Report on Form 10-Q for the quarter ended December 31, 2000.


Supplemental Information

Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 14, 2001 and copies of the form of proxy to be used for such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they will be distributed to Stockholders.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 13, 2001         DATRON SYSTEMS INCORPORATED


                              By:  DAVID A. DERBY
                                   DAVID A. DERBY
                                   Chairman  of the  Board,
                                   President, Chief Executive
                                   Officer and Director



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

                                  Title              Date
    Signature

                             Chairman of the
                            Board, President,
                             Chief Executive
By: /s/David A. Derby            Officer and
    David A. Derby                Director
                                (Principal         June 13,2001
                            Executive Officer)


                               Vice President,
                               Chief Financial
By: /s/ William L. Stephan     Officer (Principal
    William L. Stephan           Financial and
                             Accounting Officer)     June 13, 2001



By  /s/  Kent P. Ainsworth        Director          June 8, 2001
        Kent P. Ainsworth


By  /s/  Richard W. Flatow         Director          June 11, 2001
    Richard W. Flatow


By  /s/  Don M. Lyle             Director            June 8, 2001
    Don M. Lyle


By  /s/  William A. Preston       Director          June 7, 2001
    William A. Preston


By  /s/  Robert D. Sherer         Director          June 7, 2001
    Robert D. Sherer

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
Datron Systems Incorporated
Vista, California


We have audited the consolidated financial statements of Datron Systems Incorporated (the "Company") as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 11, 2001; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in
Item  14(a)(2).   This financial statement schedule  is  the
responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


San Diego, California
May 11, 2001

                 DATRON SYSTEMS INCORPORATED
                         SCHEDULE II

              VALUATION AND QUALIFYING ACCOUNTS
          YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                     Balance                            Balance
                                        at                                at
                                     Beginning                          End of Year
      Description                     of Year   Additions  Write-offs
      ____________________________________________________________________________
Year ended March 31, 1999
Allowance for doubtful accounts      $190,000     $63,000      $66,000   $187,000
Allowance for inventory
obsolescence                        1,656,000     432,000      708,000  1,380,000
Allowance for warranties              933,000     810,000      890,000    853,000
                                   ----------  ----------   ---------- ----------
                                   $2,779,000  $1,305,000   $1,664,000 $2,420,000

Year ended March 31, 2000
Allowance for doubtful accounts      $187,000    $(22,000)     $56,000    $109,000
Allowance for inventory
 obsolescence                       1,380,000      340,000      193,000  1,527,000
Allowance for
 warranties                           853,000    1,233,000    1,001,000  1,085,000
                                   ----------   ----------   ---------- ----------
                                   $2,420,000   $1,551,000   $1,250,000 $2,721,000


Year ended March 31, 2001
Allowance for doubtful accounts      $109,000      $20,000      $12,000   $117,000
Allowance for inventory
 obsolescence                       1,527,000      417,000      279,000  1,665,000
Allowance for
 warranties                         1,085,000      940,000      946,000  1,079,000
                                   ----------   ----------   ---------- ----------
                                   $2,721,000   $1,377,000   $1,237,000 $2,861,000
