Form 10-K405/A
period 2001-03-31
DATRON SYSTEMS INC/DE
filed 2001-07-27
CIK 27116

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                FORM 10-K/A

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

Explanatory Note: This Annual Report on Form 10-K/A is being filed by Datron Systems Incorporated ("Datron" or the "Registrant") to amend Part III, Items 10 through 13 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 13, 2001.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding each nominee as of June 21, 2001.

       Name          Age             Positions With the Company
David A. Derby       59    Chairman of the Board, President, Chief
                           Executive Officer; Director
William L. Stephan   55    Vice President, Chief Financial Officer and
                           Treasurer
Kent P. Ainsworth    55    Director
Richard W. Flatow    60    Director
Don M. Lyle          61    Director
William A. Preston   65    Director
Robert D. Sherer     65    Director

The following is a biographical summary of the experience of the officers and directors of the Registrant, each as provided to the Registrant by such person:

David A. Derby has been a director, President and Chief Executive Officer of Datron since May 1982. Mr. Derby was elected Chairman of the Board effective April 1, 1998. He also was President of Datron's wholly owned subsidiary, Datron World Communications Inc. (formerly known as Trans World Communications, Inc.), from March 1993 through March 1995 and was President of its other wholly owned subsidiary, Datron Advanced Technologies Inc. (formerly known as Datron/Transco Inc.), from August 1997 until March 1998. He has been a director of AML Communications, Inc. since December 1995 and a director of the Corporate Directors Forum since June 2001.

William L. Stephan has been Vice President, Chief Financial Officer and Treasurer of Datron since November 1993.

Kent P. Ainsworth has been a director of Datron since May 1985. Since April 1996, he has been Executive Vice President and Chief Financial Officer of U.R.S. Corporation. From January 1991 until April 1996, he was Vice President and Chief Financial Officer of U.R.S. Corporation. From October 1987 through February 1990, he was Chief Financial Officer of Di Giorgio Corporation.

Richard W. Flatow has been a director of Datron since January 2001. He is President and owner of RWF Enterprises, a management consulting firm he founded in 1994. From 1993 to 1994, he was President and Chief Executive Officer of Futurekids, Inc., and from 1991 to 1993, Mr. Flatow was a Managing Partner and Senior Consultant for Hankin & Co. From 1986 to 1990, he was Chairman, President and Chief Executive Officer for Avalon Marketing, Inc. Mr. Flatow held several executive positions at Avon Products, Inc. from 1969 to 1986, where his last position was Group Vice President for Sales and Distribution. He has been a director of AML Communications, Inc. since December 1995.

Don M. Lyle has been a director of Datron since May 2000. He is the President and owner of Technology Management Company, which he founded in 1983. He has provided technology management assistance to many clients, including Science Applications International Corporation (SAIC), Tandem Computers, McKinsey & Company, Hewlett Packard Company and Unisys Corporation. He has been a director of Emulex Network Systems, Inc. since February 1994 and a director of the Corporate Directors Forum since February 1999. He also serves on the boards of several private companies.

William A. Preston has been a director of Datron since February 1998. Since 1977, he has been Chairman and Chief Executive Officer of APM, Inc. He was a director of Pacific Scientific Corporation from 1979 to January 1998.

Robert D. Sherer has been a director of Datron since May 1989. He is the President and owner of Quality Concepts, Inc., which he founded in 1986. From 1959 to 1984, he was employed by A.M. International, where his last position was National Vice President of Sales.

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. There are no family relationships between or among any directors or executive officers of Datron.

Item 11.  Executive Compensation.

     SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation for services in all capacities paid or accrued for the Fiscal Years indicated by Datron (a) to the Chief Executive Officer of Datron and (b) to the Chief Financial Officer of Datron. No other executive officer of Datron received salary and bonus of more than $100,000 during Fiscal 2001.


                                                                      LONG-TERM
                                     ANNUAL COMPENSATION             COMPENSATION
                                                                        AWARDS

                                                           OTHER      SECURITIES
                        FISCAL                             ANNUAL     UNDERLYING  ALL OTHER
     NAME AND            YEAR                              COMPEN-     OPTIONS/    COMPEN-
    PRINCIPAL           ENDED       SALARY     BONUS      SATION<F1>   SARS<F2>   SATION<F3>
     POSITION          MARCH 31      ($)        ($)         ($)          (#)         ($)
David A. Derby           2001     275,000     129,937      3,293       40,000        (243)
Chairman, President      2000     275,962     113,796      4,839       10,000       43,275
and Chief Executive      1999     250,000      58,406      5,316            0       20,775
Officer
William L. Stephan       2001     174,998      64,969      2,607            0        1,784
Vice President and       2000     178,364      56,898      3,039       10,000       23,887
Chief Financial          1999     162,014      29,203      3,138            0       19,746
Officer and
Treasurer

------------------
[FN]
<F1> Amounts paid under an arrangement by which Datron reimburses officers of Datron for medical expenses and life insurance not paid under Datron's regular health insurance plan.

<F2> Options granted in Fiscal 2001 for Mr. Derby were 15,001 non-qualified options ("NQOs") and 24,999 incentive stock options ("ISOs"), each with terms of ten years. Options granted in Fiscal 2000 were NQOs for Mr. Derby and ISOs for Mr. Stephan, each with terms of ten years. The options vest in substantially equal portions at the end of the first, second and third years following the date of grant. The exercise price for each NQO granted in fiscal 2001 and fiscal 2000 was set at 100% and 85%, respectively, of the fair market value of Datron Common Stock at the date of grant, and the exercise price for each ISO granted in both years was set at 100% of the fair market value of Datron Common Stock at the date of grant.

<F3> Represents contributions to Datron's Qualified Employee Profit Sharing
     Plan and contributions to Datron's Non-Qualified Supplemental Executive Profit Sharing Plan and earnings (loss) accrual under that plan.

     FISCAL 2001 OPTION GRANTS

The following table sets forth information relating to options granted during Fiscal 2001 to Datron's Chief Executive Officer and the Chief Financial Officer named in the Summary Compensation Table. In addition, and in accordance with the rules of the SEC, the table shows hypothetical gains or "option spreads" that would exist for such options based on assumed rates of annual compound stock price appreciation of 5% and 10% per year from the date the options were granted over the full option term.

                                                                             POTENTIAL
                                                                        REALIZABLE VALUE AT
                                 INDIVIDUAL GRANTS                         ASSUMED ANNUAL
                                                                           RATES OF STOCK
                                                                        PRICE APPRECIATION
                                                                          FOR OPTION TERM
                                                                                <F1>

                                    PERCENT OF
                      NUMBER OF    TOTAL OPTIONS
                     SECURITIES    GRANTED TO
                     UNDERLYING     EMPLOYEES     EXERCISE   EXPIRATION
                    OPTIONS/SARS    IN FISCAL     OR BASE     DATE OF      5% PER    10% PER
       NAME          GRANTED<F2>     YEAR<F3>      PRICE      OPTION        YEAR       YEAR

David A. Derby      40,000              30%        $12.00   May 16, 2010   $301,869  $764,996
William L. Stephan    -0-               -0-          --          --           --       --

-----------------
</TABLE

<F1> The amounts represent certain assumed rate of appreciation, based on the requirements of the SEC, over the exercise price per share. Actual gains, if any, on stock option exercises and Datron Common Stock holdings are dependent on future performance of Datron Common Stock. There is no assurance that any of the values reflected in the table will be achieved.

<F2> For a description of the material terms of the options, see footnote
     (2) to the Summary Compensation Table.

<F3> Based on the total number of options granted during Fiscal 2001.

     AGGREGATE OPTIONS EXERCISED IN FISCAL 2001 AND YEAR-END FISCAL 2001
     OPTION VALUES

The following table sets forth information with respect to the options held at the end of Fiscal 2001 by Datron's Chief Executive Officer and the Chief
Financial Officer named in the Summary Compensation Table.



                                             NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                     SHARES                OPTIONS/SARs AT FISCAL YEAR-     MONEY OPTIONS/SARS AT
                    ACQUIRED                         END (#)                 FISCAL YEAR-END <F1>
                      ON
                    EXERCISE    VALUE
       NAME           (#)      REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE

David A. Derby       22,500    $88,313    28,300           46,700        $56,145      $37,855
William L. Stephan     -0-       -0-      53,300            6,700        102,500         0

-------------------
[FN]
<F1>  Market value of the underlying securities at fiscal year-end minus the exercise price of "in the money" options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of July 24, 2001, unless otherwise noted in the footnotes, certain information concerning (a) each person known to Datron to own beneficially more than 5% of Datron Common Stock, (b) each of the executive officers named in the Summary Compensation Table, (c) each director, and (d) all directors and executive officers as a group.

NAME/ADDRESS OF BENEFICIAL OWNER <F1>                 SHARES OF       % OF
                                                    COMMON STOCK     CLASS
Acquisitor plc                                       411,400         14.92%
190 The Strand
London WC2R 1JN
England <F2>

J. B. Greenwell                                      238,180          8.64%
318 South Maple
Carroll, Iowa 51401

Dimensional Fund Advisors                            219,004          7.94%
1299 Ocean Avenue
11th Floor
Santa Monica, California 90401 <F3>

Entities affiliated with Loeb Partners Corporation   165,100          5.99%
61 Broadway, New York, New York, 10006 <F4>

David A. Derby <F5>                                  109,157          3.89%
William L. Stephan <F5>                               59,751          2.13%
Kent P. Ainsworth <F5>                                17,825             *%
Richard W. Flatow <F5>                                   800             *%
Don M. Lyle <F5>                                       6,975             *%
William A. Preston <F5>                               13,425             *%
Robert D. Sherer <F5>                                 12,425             *%
All directors and executive officers as a group      220,358          7.61%
 (7 persons) <F5>

*   Less than one percent.

----------------------
[FN]
<F1> Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission (the "SEC"). The calculation of beneficial ownership does not include 291,906 shares of Datron common stock which are subject to Stockholder Tender Agreements entered into between the Titan Corporation ("Titan") and officers and directors of Datron, of which 210,000 shares are issuable upon exercise of outstanding options which are either vested or will vest within 60 days of July 24, 2001, assuming consummation of the exchange offer pursuant to the terms of the Agreement and Plan of Merger and Reorganization dated as of June 24, 2001 by and among Titan, Datron and a wholly owned subsidiary of Titan. Titan in a filing on Form 13-D (filed with the SEC on July 3, 2001) has expressly disclaimed beneficial ownership of any of the shares of Datron common stock covered by the Stockholder Tender Agreements.

<F2> Information provided is based on the Schedule 13D/A filed on May 21,
     2001 by Acquisitor plc ("Acquisitor"), American Opportunity Trust plc ("American Trust"), Christopher Harwood Bernard Mills ("Mills"), Duncan Soukup, Glen Lindman, J.O. Hambro Capital Management (Holdings) Limited ("Holdings"), J.O. Hambro Capital Management Limited ("Capital Management"), James Ozanne and Peter Melhado. Includes 380,700 shares of Datron Common Stock beneficially owned by Acquisitor plc and 30,700 shares of Datron Common Stock beneficially owned by Holdings. Each of Acquisitor and Messrs. Soukup, Ozanne and Melhado may be deemed to beneficially own, and have shared power to vote or dispose of, the 380,700 shares of Datron Common Stock owned by Acquisitor. None of Acquisitor or Messrs. Soukup, Ozanne or Melhado has the sole power to vote or dispose of any shares of Datron Common Stock. Capital Management is a subsidiary of Holdings. American Trust is a publicly held investment trust company. Mills and Capital Management serve as co-investment advisor to American Trust. Mills is a director of Acquisitor.

<F3> Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios."). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 219,004 shares of Datron Common Stock as of March 31, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

<F4> Information provided is based on Schedule 13D filed by Loeb Partners
     Corporation and Loeb Arbitrage Fund on July 12, 2001. Loeb Arbitrage Fund ("LAF"), 61 Broadway, New York, New York, 10006, is a New York limited partnership. LAF is a registered broker/dealer. LAF's general partner is Loeb Arbitrage Management, Inc., ("LAM"), a Delaware corporation, with the same address. LAM's President is Arthur E. Lee, who is also an Executive Vice President of Loeb Partners Corporation. The other officers of LAM are Thomas L. Kempner, Chairman of the Board, Gideon J. King, Senior Vice President, Peter A. Tcherepnine, Vice President, Edward J. Campbell, Vice President. Loeb Partners Corporation ("LPC"), 61 Broadway, New York, New York, 10006, is a Delaware corporation. LPC is a registered broker/dealer and a registered investment adviser. Thomas L. Kempner is LPC's President and a director and LPC's Chief Executive Officer. Norman N. Mintz is a Vice President and also a director. Gideon J. King is a Senior Vice President. Loeb Holding Corporation ("LHC"), a Maryland corporation, 61 Broadway, New York, New York, 10006 is the sole stockholder of LAM and LPC. Thomas L. Kempner is LHC's President and a director as well as LHC's Chief Executive Officer and majority stockholder. Edward E. Matthews, Norman N. Mintz and Peter A. Tcherepnine are also directors. Mr. Matthews' address is 70 Pine Street, New York, New York 10270.

<F5> Includes 44,799, 53,300, 12,425, 2,475, 12,425 and 12,425 shares obtainable upon the exercise of stock options, exercisable within 60 days after July 24, 2001, held by Messrs. Derby, Stephan, Ainsworth, Lyle, Preston and Sherer, respectively. Amounts shown do not include 30,201, 6,700, 7,575, 7,500, 5,025, 7,575 and 7,575 shares obtainable as the result of accelerated vesting of options that will occur at the Offer Acceptance Time, assuming consummation of the Titan exchange offer referred to in Note 1 above, held by Messrs. Derby, Stephan, Ainsworth, Flatow, Lyle, Preston and Sherer, respectively.


Item 13.  Certain Relationships and Related Transactions.

     Employment Contracts

Datron has an employment agreement with Mr. Derby (the "Agreement") providing for Mr. Derby's services as President and Chief Executive Officer of Datron pursuant to which he is currently paid an annual salary of $275,000, with vacation, holidays, insurance and other benefits permitted under policies established by the Datron Board. Should Mr. Derby be involuntarily terminated by Datron for any reason other than cause, he will receive a lump sum equal to three times his then current annual salary. The Agreement provides that, upon an assignment of the Agreement by Datron, Mr. Derby has the right to terminate the Agreement if any successor entity is not acceptable to him. The Agreement will expire upon notice not less than two years from its next anniversary date, unless sooner terminated under terms of the Agreement. Datron may terminate the Agreement if Mr. Derby commits any material act of dishonesty in the discharge of his duties. Datron has a severance agreement with Mr. Stephan that provides 12 months of severance pay through salary continuance in the event Mr. Stephan is involuntarily terminated by Datron for any reason other than cause. If within the 12-month period following involuntary termination, Mr. Stephan engages in activities directly competing with Datron, severance benefits would cease.

     Indemnification Agreements

Mr. Derby and Mr. Stephan (as well as Datron's other officers and directors) are parties to indemnification agreements with Datron in substantially the form approved by the stockholders at the 1992 Annual Meeting of Stockholders.

     Loans

In 1988, Datron established the 1988 Key Employee Stock Purchase Plan to assist key employees in acquiring an equity stake in Datron. Pursuant to the plan, Mr. Derby was loaned $164,000 by Datron to acquire 25,000 shares of Datron Common Stock in 1988, and he executed a full recourse promissory note in the same amount payable to Datron. The promissory note provided an interest rate of 4.64% per annum. Mr. Derby paid this note in full during Fiscal 2001 by tender of 11,408 shares of Datron Common Stock at the then market price of $14.375 per share.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Set forth below is a report of the Compensation Committee with respect to Datron's compensation policies during Fiscal 2001 as they affect Datron's Chief Executive Officer and Chief Financial Officer.

     Compensation Policies for Executive Officers

Datron's compensation policies for its executive officers are designed to provide compensation levels that are competitive with those of other similar companies, thereby permitting Datron to attract and retain qualified executives. More specifically, Datron's compensation policies aim, through a combination of base salary, annual bonus and equity-based compensation, to motivate executive officers to meet Datron's annual and long-range business objectives, thereby enhancing stockholder value. The cumulative effect of Datron's compensation policies for executive officers is to tie such compensation closely to Datron's performance.

Each of Datron's executive officers receives a base salary. Datron sets base salary for executive officers based upon a number of factors, including the particular qualifications of the executive, levels of pay for similar positions at public and private companies of comparable size and in comparable businesses to those of Datron, the degree to which the executive can help Datron achieve its goals, and direct negotiation with the executive.

An important element of Datron's compensation for executive officers are bonuses tied closely to Datron's annual financial results. The executive officers named in the Summary Compensation Table participate in three bonus plans. The first of these is Datron's Qualified Employee Profit Sharing Plan (the "Qualified Plan"). The Qualified Plan provides employees with supplemental retirement benefits through a plan treated favorably for tax purposes. The Qualified Plan reflects the belief that some portion of all employees' compensation should be tied to the performance of Datron in order to provide a sound incentive to enhance that performance and to keep Datron's compensation policies competitive with those of other similar companies. All employees of Datron are eligible to participate in the Qualified Plan beginning on the April 1 following their date of employment. Annual contributions to the plan are determined by the Datron Board. Fiscal 2001 contributions were $15,847 each for Mr. Derby and Mr. Stephan. Participant accounts in the Qualified Plan vest over a seven-year period beginning after three years of service.

The second bonus plan is Datron's Non-Qualified Supplemental Executive Profit Sharing Plan (the "Non-Qualified Plan"). The Non-Qualified Plan was established to provide the executive officers named in the Summary Compensation Table with retirement benefits in excess of those permitted by the Qualified Plan. The benefits provided by the Non-Qualified Plan are in the form of deferred compensation, which is not treated favorably for tax purposes. The Non-Qualified Plan is designed to supplement retirement benefits provided by the Qualified Plan, which are limited by federal regulation and which the Compensation Committee believes are not competitive with other similar companies. The Datron Board determines which executive officers are eligible to participate in the Non-Qualified Plan and the amount of annual contributions. Fiscal 2001 contributions and earnings (loss) accruals were ($16,091) for Mr. Derby and ($14,064) for Mr. Stephan. Earnings (loss) accruals under the Non-Qualified Plan are based on performance of the investments each participant holds in the Qualified Plan. Because those investments performed poorly in Fiscal 2001, loss accruals exceeded contributions for both Mr. Derby and Mr. Stephan during that period, and Datron recorded income to the extent of the net loss accruals. Participant accounts in the Non-Qualified Plan vest over a seven-year period beginning after three years of service.

The third bonus plan is Datron's Key Employee Incentive Plan (the "Key Employee Plan"). The Key Employee Plan further ties key executive compensation to Datron financial performance by providing a cash bonus to be allocated among designated employees selected by the Datron Board, upon recommendation by the Compensation Committee, after pre-determined profit goals and other criteria have been reached and after provision for the Qualified Plan and the Non-Qualified Plan. Income and profit goals for the Key Employee Plan, and associated contributions to the bonus pool, are determined annually by the board. Fiscal 2001 contributions were $129,937 for Mr. Derby and $64,969 for Mr. Stephan.

The fourth element in Datron's executive officer compensation package is equity-based compensation. The Compensation Committee believes that by providing executive officers with an equity interest in Datron those officers are provided with additional incentives to work to maximize stockholder value over the long term. Such incentives have been provided principally by the granting of options under Datron's 1995 Stock Option Plan. Under the 1995 Stock Option Plan, options vest over a three-year period and are designed to encourage officers to continue in the employ of Datron. As such, they provide a longer term incentive than do the annual bonus plans. During Fiscal 2001, Mr. Derby received a grant of 40,000 stock options.

     CEO Compensation

Mr. Derby has been President and Chief Executive Officer of Datron since 1982 and Chairman since April 1998. Mr. Derby's base salary for Fiscal 2001, pursuant to his employment agreement, was set at $275,000, where it has been since May 1999. Mr. Derby's participation in Datron's Qualified Plan, Non-Qualified Plan and Key Employee Plan, pursuant to which his bonus is determined, provides an incentive to maximize Datron profitability on an annual basis. Through his equity ownership in Datron, consisting of 64,358 shares of Datron Common Stock and options to purchase 75,000 shares of Datron Common Stock, and his participation in the Employee Stock Purchase Plan, Mr. Derby shares with the other stockholders of Datron a significant stake in the long-range success of Datron's business.


                                   COMPENSATION COMMITTEE

                                   Kent P. Ainsworth
                                   William A. Preston
                                   Robert D. Sherer

     Compensation Committee and Insider Participation

As noted above, during Fiscal 2001 executive compensation policy was set by the Compensation Committee, consisting of Messrs. Ainsworth, Preston and Sherer. Each member of the Compensation Committee is a non-employee director of Datron.

     Director Compensation

Regular meetings of the Board are generally held on a quarterly basis, while special meetings are called when necessary. The Board held eight meetings during the fiscal year ended March 31, 2001 ("Fiscal 2001"). During Fiscal 2001, each nominated incumbent director attended 75% or more of the meetings of the Board and of Board committees on which such director served. Each director who is not an employee of the Company received an attendance fee of $1,000 for each meeting of the Board and $500 for each meeting of any committee on which the director serves and an annual retainer of $12,000.

     The Board presently has three standing committees, the Audit
Committee, the Compensation Committee and the Nominating Committee.

     Audit Committee

During the first eight months of Fiscal 2001, the Audit Committee consisted of Messrs. Preston, Sherer and Michael F. Bigham, who resigned from the Board on December 4, 2000. On January 29, 2001, Mr. Lyle was elected to replace Mr. Bigham on the Audit Committee for the remainder of Fiscal 2001. This committee consults with the Company's auditors concerning their auditing plan, the results of their audit, the appropriateness of accounting principles utilized by the Company and the adequacy of the Company's general accounting controls. This committee met five (5) times during Fiscal 2001.

     Compensation Committee

During Fiscal 2001, the Compensation Committee consisted of Messrs. Ainsworth, Preston and Sherer. The function of the Compensation Committee is to recommend to the Board of Directors the salary and bonus levels of officers and directors of the Company and to administer the Company's 1985 Stock Option Plan, the Company's 1995 Stock Option Plan (collectively, the "Stock Option Plans") and the Employee Stock Purchase Plan. This committee met four (4) times during Fiscal 2001.

     Nominating Committee

The Company presently has a Nominating Committee consisting of Messrs. Flatow, Lyle and Preston. The duties of the Nominating Committee are to review and recommend to the Board of Directors candidates for election to the Board of Directors of the Company. Stockholders who wish to suggest nominees for election at the 2002 Annual Meeting should submit their suggestions in writing in accordance with the provisions of the Company's Bylaws, as described below under the caption "Notice of Business to be Conducted at Annual Meeting." The Nominating Committee has nominated the six incumbent directors for election at the Annual Meeting. The Nominating Committee did not meet during Fiscal 2001. It met once in June 2001 to make nominations for the Annual Meeting.

     Audit Committee Report

     In accordance with its written charter adopted by the Board of Directors (see Exhibit 99), the Audit Committee assists the Board in fulfilling its oversight responsibilities for management's conduct of the Company's financial reporting processes. The committee consists of three "independent" directors as defined in the listing standards for companies quoted on the Nasdaq Stock Market.

     The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended March 31, 2001 with management and with Deloitte & Touche LLP, the Company's independent auditors. The Audit Committee has reviewed and discussed with Deloitte & Touche LLP all the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). It has also received the written disclosures and letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Deloitte & Touche LLP their independence.

     Based on this review and the discussions referred to herein, the Audit Committee recommended to the Company's Board of Directors that the Company's audited financial statements be included in its Annual Report on Form 10-K to be filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2001.

     Audit Fees

     Aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the audit of the Company's financial statements for fiscal 2001 and the reviews of financial statements included in the Company's Forms 10-Q for said fiscal year were $121,000.

     Financial Information Systems Design and Implementation Fees

     There were no fees billed by Deloitte & Touche LLP for professional services rendered in fiscal 2001 in connection with Financial Information Systems Design and Implementation as defined in Rule 2-01(c)(4)(ii) of Regulation S-X.

     All Other Non-Audit Fees

     Aggregate fees billed by Deloitte & Touche LLP for professional services rendered in fiscal 2001 in connection with all other non-audit services were $59,000. Of this amount, $31,000 was for tax related services, $13,000 was for audit services for employee benefit plans and $15,000 was for consulting services. The Audit Committee considers the provision of these non-audit services to be compatible with maintaining the independence of Deloitte & Touche LLP.

     AUDIT COMMITTEE
     Don M. Lyle
     William A. Preston
     Robert D. Sherer

                                   PART IV

Item 14(c).  Exhibits

             The following exhibit is filed as part of this report.

             Exhibit Number        Description
             -----------------------------------------------
             99                    Audit Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 26, 2001         DATRON SYSTEMS INCORPORATED


                              By:  DAVID A. DERBY
                                   David A. Derby
                                   Chairman of the Board, President,
                                   Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment no. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                             Title                    Date
     Signature
                               Chairman of the Board, President,
                                        Chief Executive
By:  DAVID A. DERBY                  Officer and Director
     David A. Derby              (Principal Executive Officer)    July 26, 2001

                                Vice President, Chief Financial
                                Officer (Principal Financial and
By:  WILLIAM L. STEPHAN
     William L. Stephan               Accounting Officer)         July 26, 2001

By:       *                                Director               July 26, 2001
     Kent P. Ainsworth

By:       *                                Director               July 26, 2001
     Richard W. Flatow

By:       *                                Director               July 26, 2001
     Don M. Lyle

By:       *                                Director               July 26, 2001
     William A. Preston

By:       *                                Director               July 26, 2001
     Robert D. Sherer

*DAVID A. DERBY
David A. Derby
Attorney-in-Fact