Form 10-Q
period 2001-06-30
DATRON SYSTEMS INC/DE
filed 2001-08-10
CIK 27116

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended       June 30, 2001

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
         THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from _______to___________

Commission File Number:         0-7445

                   DATRON SYSTEMS INCORPORATED
     -------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Delaware                       95-2582922
-------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)


3030 Enterprise Court, Vista, California       92083-8347
--------------------------------------------------------------
(Address of principal executive offices)      (zip code)

                          760) 734-5454
       -------------------------------------------------------
      (Registrant's telephone number, including area code)

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

      As of August 8, 2001, the Registrant had only one class  of common  stock,  par  value $0.01, of which there  were  2,806,602 shares outstanding.

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                    DATRON SYSTEMS INCORPORATED
               CONSOLIDATED BALANCE SHEETS (In thousands)

                                                   June 30,
                                                     2001     March 31,
                                                 (Unaudited)    2001
                                                 -----------  --------
ASSETS                                               <c>      <c>
Current assets:
    Cash and cash equivalents                         $3,678    $8,380
    Accounts receivable, net                          17,137    19,652
    Inventories                                       12,803    11,495
    Deferred income taxes                              2,426     2,426
    Prepaid expenses and other current assets          1,235       493
                                                     -------    ------
        Total current assets                          37,279    42,446
Property, plant and equipment, net                     8,771     9,004
Goodwill, net                                          4,981     5,032
Other assets                                             885       787
                                                     -------   -------
        Total assets                                 $51,916   $57,269
                                                     =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $3,173    $4,835
    Accrued expenses                                   5,579     6,754
    Customer advances                                  1,627     1,929
    Income taxes payable                                 370     1,554
    Current portion of long-term debt                     98        96
                                                      ------    ------
        Total current liabilities                     10,847    15,168
Long-term debt                                         2,958     2,984
Deferred income taxes                                  1,481     1,481
Deferred rent                                            159       150
                                                      ------    ------
        Total liabilities                             15,445    19,783
                                                      ------    ------
Stockholders' equity:
  Preferred stock - par value $0.01;authorized
   2,000,000 shares, none issued or outstanding          ---       ---
  Common stock -- par value $0.01; authorized
   10,000,000 shares, 2,758,257 and 3,116,292
   shares issued in June and March, respectively          27        31
  Additional paid-in capital                            9,148    11,114
  Retained earnings                                    27,296    28,417
  Treasury stock, at cost;no shares in June and
    368,005 shares in March                              ---    ( 2,076)
                                                     -------    -------
    Total stockholders' equity                        36,471     37,486
                                                     -------    -------
    Total liabilities and stockholders' equity       $51,916    $57,269
                                                     =======    =======
See notes to consolidated financial statements.

                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (In thousands, except per-share amounts)

                                               Three Months Ended
                                                    June 30,
                                                 2001       2000
                                               --------   -------
Net sales                                        $10,609 $13,354
Cost of sales                                      8,102   9,946
                                                 ------- -------
Gross profit                                       2,507   3,408

Selling, general and administrative                3,655   2,996
Research and development                             708   1,023
                                                  ------- -------
Operating loss                                    (1,856)   (611)

Interest expense                                     (52)    (53)
Interest income                                       62     130
Other income (expense)                                21      (8)
                                                  ------- -------
Loss before income taxes                          (1,825)   (542)

Income taxes (benefit)                              (704)   (215)
                                                  ------- -------
Net loss                                         ($1,121)  ($327)
                                                 ======== =======
Loss per common share-basic                       ($0.41) ($0.12)
                                                 ======== =======
Weighted average number of
    common shares outstanding                      2,752   2,721
                                                 ======== =======
Loss per common share-diluted                     ($0.41) ($0.12)
                                                 ======== =======
Weighted average number of
    common and common equivalent
    shares outstanding                             2,752   2,721
                                                 ======== =======
See notes to consolidated financial
statements.

                   DATRON SYSTEMS INCORPORATED
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                   Three Months Ended
                                                         June 30,
                                                      2001     2000
                                                    -------   ------
Cash Flows from Operating Activities
Net loss                                             ($1,121)  ($327)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                        458     482
    Changes in operating assets and liabilities:
      Accounts receivable                              2,515   1,318
      Inventories                                     (1,308)    (79)
      Prepaid expenses and other assets                 (842)   (347)
      Accounts payable and accrued expenses           (2,837) (4,045)
      Customer advances                                 (302)   (793)
      Income taxes payable                            (1,184) (1,062)
      Deferred rent                                        9      15
    Other                                                  1      14
                                                     -------  ------
Net cash used in operating activities                 (4,611) (4,824)
                                                     -------  ------
Cash Flows from Investing Activities
Additions to property, plant and equipment              (172)   (154)
                                                     -------   ------
Net cash used in investing activities                   (172)   (154)
                                                     -------   ------
Cash Flows from Financing Activities
Repayments of long-term debt                             (24)    (23)
Stock options exercised                                   23      39
Issuance of common stock                                  82      57
                                                     -------  ------
Net cash provided by financing activities                 81      73
                                                     -------  ------
Decrease in cash and cash equivalents                 (4,702) (4,905)
Cash and cash equivalents at beginning of period       8,380  12,183
                                                     -------  ------
Cash and cash equivalents at end of period            $3,678  $7,278
                                                     =======  ======
See notes to consolidated financial statements.

                   Datron Systems Incorporated
     Notes to Consolidated Financial Statements (Unaudited)


1.   Basis of Presentation

The unaudited consolidated financial statements included herein contain the accounts of Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, unless otherwise stated, which are necessary to present fairly its financial position at June 30, 2001 and the results of its operations and its cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of what results will be for the entire fiscal year. The balance sheet at March 31, 2001 has been derived from audited financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed.
SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis.
Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to implement SFAS No. 141 on July 1, 2001 and SFAS No. 142 at the beginning of its next fiscal year, April 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect, if any, that their adoption will have on its consolidated financial position or results of operations.

On July 3, 2001, The Titan Corporation ("Titan") commenced an exchange offer (the "Offer") through its wholly owned subsidiary, Gem Acquisition Corp. ("Merger Sub"), for all of the outstanding shares of common stock ("Datron Common Stock") of Datron Systems Incorporated ("Datron"). The Offer expired at midnight (NYC time) on August 3, 2001 and the Merger Sub accepted for payment approximately 1,953,682 shares tendered by Datron stockholders in the Offer. As a result, Titan owns approximately 69.6% of Datron Common Stock. Each validly tendered share of Datron Common Stock will be exchanged for 0.81919 shares of Titan common stock, and cash will be issued for fractional shares of Titan common stock. In addition, pursuant to the terms of an Agreement and Plan of Merger and Reorganization dated as of June 24, 2001 by and among Datron, Merger Sub and Titan, effective August 3, 2001, Datron's board of directors was increased from six to seven members, three of Datron's board members resigned and Titan designated four directors who were elected to Datron's board. Titan designees now constitute a majority of the Board of Directors of Datron.

The Offer is the first step of Titan's two-step acquisition of Datron. The second step will be the merger (the "Merger") of Merger Sub with and into Datron, which will take place as soon as practicable subject to applicable legal requirements. Upon completion of the Merger, Datron will be a wholly owned subsidiary of Titan.


2.   Earnings (Loss) per Share

Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding during the period. Diluted EPS is calculated based on the weighted average number of shares outstanding during the period plus equivalent shares issuable under the Company's stock option plans when such amounts are dilutive. Options to purchase 441,365 shares of common stock at prices ranging from $5.10 to $15.73 were not included in the computation of diluted EPS at June 30, 2001 because the effect of such options would be anti-dilutive. Such options expire at various dates from March 12, 2002 to May 13, 2011. At June 30, 2000, options to purchase 433,150 shares of common stock at prices ranging from $5.10 to $15.73 were not included in the computation of diluted EPS because the effect of such options would be anti-dilutive.

3.   Accounts Receivable

At June 30, 2001 and March 31, 2001, accounts receivable were as follows:

                                         June 30,        March 31,
                                           2001            2001
                                       -------------     ------------
     Billed                             $  13,276,000   $  15,484,000
     Unbilled                               3,983,000       4,285,000
                                        -------------    ------------
     Subtotal                              17,259,000      19,769,000
     Allowance for doubtful accounts         (122,000)       (117,000)
                                        -------------     ------------
     Total                                $17,137,000     $19,652,000
                                        =============     ===========

4.   Inventories

At June 30, 2001 and March 31, 2001, inventories were as follows:

                                 June 30,       March 31,
                                   2001           2001
                                ------------   ------------
     Raw materials              $  7,139,000   $  7,714,000
     Work-in-process               3,599,000      2,395,000
     Finished goods                2,065,000      1,386,000
                               -------------   ------------
     Total                       $12,803,000    $11,495,000
                               =============   ============

Inventories are presented net of allowances for obsolescence of $1,732,000 and $1,665,000 at June 30, 2001 and March 31, 2001,
respectively.



5.   Property, Plant and Equipment

At June 30, 2001 and March 31, 2001, property, plant and equipment was as follows:

                                           June 30,     March 31,
                                             2001          2001
                                         ------------  -----------
     Land and buildings                  $  9,052,000  $  9,052,000
     Machinery and equipment               15,530,000    15,400,000
     Furniture and office equipment         1,558,000     1,552,000
     Leasehold improvements                   752,000       751,000
     Construction-in-process                   92,000        57,000
                                          -----------    ----------
     Subtotal                              26,984,000    26,812,000
     Accumulated depreciation and
        amortization                      (18,213,000)  (17,808,000)
                                         -------------  -----------
     Total                               $  8,771,000  $  9,004,000
                                         ============  ============

6.   Segment Information

Segment information was as follows for the periods shown:

                                               Three Months Ended
                                                    June 30,
                                                 2001        2000
                                            ------------   -----------
   Net sales:                               <c>            <c>
     Antenna and Imaging Systems             $ 7,450,000   $ 9,848,000
     Communication Products                    3,159,000     3,506,000
                                             -----------   -----------
     Consolidated net sales                  $10,609,000   $13,354,000
                                             ===========   ===========
   Operating income (loss):
     Antenna and Imaging Systems             $  151,000    $  206,000
     Communication Products                  (1,090,000)     (464,000)
     General corporate expenses                (917,000)     (353,000)
                                             ----------    ----------
     Consolidated operating income (loss)    (1,856,000)     (611,000)
   Interest income, net                          10,000        77,000
   Other income (expense)                        21,000        (8,000)
                                            -----------    ----------
   Loss before income taxes                 $(l,825,000)    $(542,000)
                                            ===========    ==========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Datron Systems Incorporated and its wholly owned subsidiaries (the "Company") report operations in two business segments:
Antenna and Imaging Systems, and Communication Products. The Antenna and Imaging Systems business segment designs and manufactures satellite communication systems, subsystems and antennas that are sold worldwide to commercial and governmental customers, including the U.S. Department of Defense. Its major product lines are (i) satellite tracking antennas used for remote sensing, telemetry, tracking and control ("TT&C") and satellite communication purposes by governmental and commercial users, and
(ii) mobile broadband communication systems for airlines, military transports and mobile land and marine direct broadcast satellite ("DBS") television users. The Communication Products business segment designs, manufactures and distributes voice and data communication radios for worldwide military and civilian purposes.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. A variety of factors could cause the Company's actual results to differ from the anticipated results expressed in such forward-looking statements. These include, among others, uncertainties stemming from the dependence of the Company on foreign sales and on large orders from a relatively small number of customers, risks relating to the decline in the Company's traditional defense business and the Company's efforts to develop and market consumer products, lack of timely development or customer acceptance of new products, changes in or unavailability of products and services offered by satellite service providers and their related suppliers, worldwide economic downturns and currency devaluations, restrictions imposed by the U.S. government on the export of Company products, and the impact of competition. For more information, please review the Company's periodic reports under the Securities Exchange Act of 1934, including without limitation the Investment Considerations set forth in the Company's Annual Report on Form 10-K.

Results of Operations

Net loss for the first quarter of fiscal 2002 was $1,121,000, or $0.41 per diluted share, compared with a net loss of $327,000, or $0.12 per diluted share, in the first quarter of fiscal 2001. Excluding merger-related expenses, net loss for the quarter was approximately $892,000, or $0.32 per diluted share. Net sales in the first quarter of fiscal 2002 were $10,609,000, a 21% decrease from first quarter net sales last fiscal year of $13,354,000.
The decline in sales was primarily due to lower sales of antenna systems and mobile broadband communication products. The larger net loss was primarily due to lower gross profits on the lower sales as well as expenses of approximately $381,000 ($229,000, or $0.08 per diluted share, after-tax) related to the acquisition of the Company by The Titan Corporation, partially offset by lower research and development expenses.

Operating results for each business segment were as follows:

Antenna and Imaging Systems

                                   Three Months Ended
                                        June 30,
                                   2001         2000
                                 ----------   ----------
   Net sales                     $7,450,000   $9,848,000
                                 ==========   ==========
   Gross profit                  $1,941,000   $2,540,000
                                 ==========   ==========
   Operating income                $151,000     $206,000
                                 ==========   ==========

Sales of Antenna and Imaging Systems products decreased 24% in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001. The decrease was primarily due to lower sales of antenna systems and airborne broadband communication products. The market for antenna systems continues to be soft and it is expected to remain so through at least the second quarter of fiscal 2002.

Gross profit percentage on sales of Antenna and Imaging Systems products was 26.1% in the first quarter of fiscal 2002 compared with 25.8% in the first quarter last fiscal year. The improvement resulted from lower material costs and a more favorable product mix.

Operating income percentage from sales of Antenna and Imaging Systems products was 2.0% in the first quarter of fiscal 2002 compared with 2.1% in the first quarter last fiscal year. Although selling and administrative expenses as a percentage of sales were higher in the recent quarter due to the lower sales, they were offset by lower research and development expenses.

Communication Products
                                      Three Months Ended
                                           June 30,
                                     2001          2000
                                   -----------   ----------
   Net sales                        $3,159,000   $3,506,000
                                   ===========   ==========
   Gross profit                       $566,000     $868,000
                                   ===========   ==========
   Operating loss                  ($1,090,000)   ($464,000)
                                   ===========   ==========

Sales of Communication Products decreased 10% in the first quarter of fiscal 2002 compared with the first quarter of fiscal 2001. The decrease in sales was primarily due to an export licensing problem that delayed shipment of a $1.5 million portion of a radio order. Those radios are expected to ship in the second quarter. This segment's business has traditionally been driven by one or two large contracts each fiscal year with growth often occurring in the second half.

Gross profit percentage on sales of Communication Products was 17.9% in the first quarter of fiscal 2002 compared with 24.8% in the first quarter last fiscal year. Low sales and expenses related to the rapid reconfiguration of radios to permit partial shipment of the radios affected by the export licensing problem were responsible for the decline.

Operating loss percentage from sales of Communication Products was 34.5% in the first quarter of fiscal 2002 compared with an operating loss percentage of 13.2% in the first quarter last fiscal year. The decline was primarily due to lower gross margins and higher research and development expenses.

Consolidated expenses

Selling, general and administrative expenses were $3,655,000 in the first quarter of fiscal 2002, a 22% increase compared with first quarter of fiscal 2001 expenses of $2,996,000. The increase was primarily due to expenses related to the pending acquisition of the Company by The Titan Corporation.

Research and development expenses were $708,000 in the first quarter of fiscal 2002 compared with $1,023,000 in the first quarter last fiscal year. The 31% decrease was primarily due a reduction in spending on programs to improve mobile DBS antenna products, partially offset by an increase in spending on design improvements for the new GuardianTM radios.

Order backlog at June 30

                                         2001           2000
                                      -----------     -----------
   Antenna and Imaging Systems         $9,969,000     $19,361,000
   Communication Products               2,732,000       7,609,000
                                      -----------     -----------
   Total                              $12,701,000     $26,970,000
                                      ===========     ===========


The 49% decrease in Antenna and Imaging Systems backlog at June 30, 2001 compared with June 30, 2000 was primarily due to continued softness in the markets for antenna systems and remote sensing earth stations and to the absence of microwave product orders due to the sale of that product line in the third quarter of fiscal 2001. In addition, $1.4 million of backlog for broadband satellite communication antennas was reversed during the first quarter due to a contract cancellation.

The 64% decrease in Communication Products backlog at June 30, 2001 compared with June 30, 2000 was due to low first quarter bookings compared with strong bookings of radio products in the first quarter last fiscal year. An improvement in Communication Products bookings is expected in the second quarter, which should translate into sales growth and improved profitability in the second half of fiscal 2002.

Liquidity and Capital Resources

At June 30, 2001, working capital was $26,432,000 compared with $27,278,000 at March 31, 2001, a decrease of $846,000, or 3%.
Major changes affecting working capital during this period were as follows: accounts receivable decreased $2,515,000 primarily due to low sales during the recent quarter; inventories increased $1,308,000; accounts payable and accrued expenses decreased $2,837,000 primarily due to payment of expenses related to sales in the fourth quarter of fiscal 2001; and income taxes payable decreased $1,184,000. The Company's cash position at June 30, 2001 was $3,678,000 compared with $8,380,000 at March 31, 2001, a decrease of 56%. At June 30, 2001, the Company had no borrowings against its revolving line of credit.

Capital equipment expenditures were $172,000 in the first quarter of fiscal 2002 compared with $154,000 in the first quarter last fiscal year. Capital expenditures in fiscal 2002 are expected to be higher than fiscal 2001 expenditures due to anticipated tooling requirements for new products.

At June 30, 2001, the Company had a $15,000,000 revolving line of credit with a bank. The line may be used for the issuance of standby letters of credit up to $15,000,00 and working capital advances up to $5,000,000 provided total credit extended does not exceed $15,000,000. The line of credit expires on August 2, 2002 and is not subject to a borrowing base formula. At June 30, 2001, there were no borrowings under the line of credit and the bank had issued letters of credit against the line totaling $4,236,000. The Company believes its existing working capital, anticipated future cash flows from operations and available credit with its bank are sufficient to finance presently planned capital and working capital requirements.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interests method is no longer allowed.
SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis.
Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to implement SFAS No. 141 on July 1, 2001 and SFAS No. 142 at the beginning of its next fiscal year, April 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect, if any, that their adoption will have on its consolidated financial position or results of operations.

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

Item 3.  Legal Proceedings.

In August 1992, Trans World Communications, Inc. (Trans World), a wholly owned subsidiary of the Company and which was renamed Datron World Communications Inc. on March 31, 1995, was named as defendant in a lawsuit filed by ATACS Corporation (ATACS) and AIRTACS Corporation (AIRTACS) relating to a contract to provide radio communication shelters. ATACS and AIRTACS contend that Trans World entered into an agreement to team with them on the contract and then wrongfully failed to use them as subcontractors. They seek damages in excess of $2,000,000. In rulings on May 28, 1997 and September 3, 1997, the court found Trans World in breach of a teaming agreement and awarded ATACS
and AIRTACS one dollar ($1.00) in damages.   On September 8,
1998, the U.S. Court of Appeals affirmed the district court's decision except as to the award of nominal damages, and remanded the matter to the district court for further hearing on damages. On June 14, 2000, the district court issued an order awarding ATACS and AIRTACS damages of $30,075 including prejudgment interest. On July 12, 2000, ATACS and AIRTACS appealed the district court's judgment to the U.S. Court of Appeals. On August 7, 2001, the U.S. Court of Appeals reversed the judgment of the district court and remanded the matter to the district court with instructions to recalculate damages.

Item 5.  Other Information.

On July 3, 2001, The Titan Corporation ("Titan") commenced an exchange offer (the "Offer") through its wholly owned subsidiary, Gem Acquisition Corp. ("Merger Sub"), for all of the outstanding shares of common stock ("Datron Common Stock") of Datron Systems Incorporated ("Datron"). The Offer expired at midnight (NYC time) on August 3, 2001 and the Merger Sub accepted for payment approximately 1,953,682 shares tendered by Datron stockholders in the Offer. As a result, Titan owns approximately 69.6% of Datron Common Stock. Each validly tendered share of Datron Common Stock will be exchanged for 0.81919 shares of Titan common stock, and cash will be issued for fractional shares of Titan common stock. In addition, pursuant to the terms of an Agreement and Plan of Merger and Reorganization dated as of June 24, 2001 by and among Datron, Merger Sub and Titan, effective August 3, 2001, Datron's board of directors was increased from six to seven members, three of Datron's board members resigned and Titan designated four directors who were elected to Datron's board. Titan designees now constitute a majority of the Board of Directors of Datron.

The Offer is the first step of Titan's two-step acquisition of Datron. The second step will be the merger (the "Merger") of Merger Sub with and into Datron, which will take place as soon as practicable subject to applicable legal requirements. Upon completion of the Merger, Datron will be a wholly owned subsidiary of Titan.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

     2.1* Agreement and Plan of Merger and Reorganization dated as of June 24, 2001 by and among Datron Systems
            Incorporated, The Titan Corporation and Gem Acquisition
            Corp.

     3(ii). Amended and Restated Bylaws of Datron  Systems
            Incorporated as of August 3, 2001.

     (b)  Reports on Form 8-K:

          The Registrant filed a report on Form 8-K on May 4, 2001 containing the response from David A. Derby, chairman, president and chief executive officer of Datron Systems Incorporated, to the letter dated April 24, 2001 from Duncan Soukup, managing director of Acquisitor plc.

          The Registrant filed a report on Form 8-K on June 26, 2001 containing the text of the press release it issued on June 25, 2001 announcing the Registrant had entered into an agreement and plan of merger with The Titan Corporation and Gem Acquisition Corp. The same report on Form 8-K contained the response from Victor A. Hebert, legal counsel to Datron Systems Incorporated, to the June 25, 2001 letter from Frank C. Lanza, chairman and chief executive officer of L-3 Communications, to George M. Ball of Philpott Ball & Werner.

          The Registrant filed a report on Form 8-K on July 3, 2001 containing as an exhibit the Merger Agreement with The Titan Corporation and Gem Acquisition Corp. previously announced on June 25, 2001. The same report on Form 8-K contained the response from David A. Derby to the June 28, 2001 letter from Mr. Lanza in which Mr. Lanza proposed that L-3 Communications acquire all of the Registrant's outstanding common stock and options to purchase common stock for $16.25 per share.



     * Incorporated by this reference to Exhibit 99.16 to Registrant's Form 8-K filed with the Commission on July 3,
      2001.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DATRON SYSTEMS INCORPORATED


Date:  August 10, 2001            By:  WILLIAM L. STEPHAN
                                       WILLIAM L. STEPHAN
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)